Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1996-06-04
CIK 792979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1995
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    --------------------------

Commission file                     0 - 15843
                ----------------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS III
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                     23-2391927
- - -------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

              SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA 19102
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                              ------------------

Securities registered pursuant to Section 12(g) of the Act:     13,981.5 Units
                                                              ------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes___ No_X_


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the Registrant: Not Applicable*

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.     Business

            a.   General Development of Business

            Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

            Registrant is presently in its operating stage. It originally owned five properties or interests therein. One property has been lost through foreclosure. See Item 2. Properties, for a description thereof. It currently owns four properties or interests therein. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                 The  following  is  a  summary  of   significant   transactions
involving the Registrant's interests:

                 Due to insufficient cash flow at Cathedral Court General Partnership ("CCGP") from the property owned by it, the property ceased making debt service payments in 1989. In January 1990, CCGP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Although a plan of reorganization was filed, it was not approved. Pursuant to a settlement agreement reached with the first mortgage holder on July 31, 1993 the bankruptcy was dismissed. The terms of the settlement agreement called for payment to the first mortgage holder by CCGP of certain monies held, and for CCGP to continue to control the property. CCGP anticipated that, subsequent to the bankruptcy's dismissal, the first mortgage holder would attempt to sell the loan, but that the Registrant would be given a right of first refusal. In September 1994, due to the inability of the first mortgage holder and CCGP to reach an agreement regarding CCGP's purchase of the loan, the first mortgage holder petitioned the Circuit Court for the City of Baltimore in the matter of Harrington v. Cathedral Court General Partnership, Case No. 89340045/CE 106281, to have a receiver appointed, and such petition was granted. Pursuant to the appointment of the receiver, CCGP was directed to deliver immediate possession of any and all property connected with and used in the current operation of the property to the receiver and on January 22, 1996 the lender foreclosed on the property. The Registrant wrote off the property as of December 31, 1995.

            b.   Financial Information about Industry Segments

                 The Registrant operates in one industry segment.

            c.   Narrative Description of Business

                 Registrant is in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

                 Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. All four properties are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                 As of December 31, 1995, Registrant owned four properties (or interests therein), located in Pennsylvania (two), Louisiana (one), and North Carolina (one). Three properties are operating as apartment buildings and one property is operating as a commercial/office building. In total, the four properties contain 133 apartment units and 63,300 square feet ("sf") of commercial/retail space. As of December 31, 1995, 121 of the apartment units were under lease (91%) at monthly rental rates ranging from $425 to $1,768. In addition, 59,845 sf of the commercial space was under lease (95%) at annual rates ranging from $6.00 per sf to $12.93 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

                 The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industries. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. Two of the residential properties are located in Philadelphia, PA and the other is located in the Warehouse
District of New Orleans, LA. The commercial/office building is located in Winston-Salem, NC. One of the Philadelphia properties is located very close to the "city line", ie. the boundary between Philadelphia and a neighboring suburb. Many potential residents would prefer to live on the non-city side, to avoid paying the city wage tax. The Registrant attempts to keep its rents at a level that is low enough to offset the difference. In all the locations, the competition for tenants remains stiff and several similar buildings exist. The apartment and commercial market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

                 Registrant  has  no  employees.   Registrant's  activities  are
overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

            d. Financial Information About Foreign and Domestic Operations and Export Sales.

                 See Item 8. Financial Statements and Supplementary Data.

Item 2.     Properties

      As of the date hereof, Registrant owned four properties, or interests therein. A summary description of each property held at December 31, 1995 is given below.

            a. Lincoln Court - consists of 58 apartment units in three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the Property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred, which were funded by Registrant's equity contributions), including mortgage financing of $1,730,000, (total balance due of $2,172,415 at December 31, 1995 including $143,518 of accrued interest) and a note payable of $10,000 (total balance due of $10,000 at December 31, 1995). The first mortgage loan bears interest at prime plus 1.25% with a minimum of 9.5% and a maximum of 14.5%, therefore 9.75% at December 31, 1995 and 1994. The other mortgage loan bears interest at prime plus 1%, therefore 9.5% at December 31, 1995 and 1994. Such mortgage is payable interest only in monthly installments, and was due in 1994. The note payable bears interest at 10% payable interest only on a quarterly basis, principal was due in 1994. In 1988, a $95,000 second mortgage loan (total balance due of $110,538 at December 31, 1995 including $10,260 of accrued interest) was obtained which bears interest at prime plus 1.25%, therefore 9.75% at December 31, 1995 and 1994, and was due in 1994. In 1991, an $100,000 third mortgage loan (total balance due of $119,885 at December 31, 1995 including $12,765 of accrued interest) was made which bears interest at 11%, principal and interest payable monthly, and was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income, with a minimum of $7,000 per month, increasing to $9,000 per month in January 1996 and to $11,000 per month in January 1997. The property is managed by BCMI. As of December 31, 1995, 53 of 58 residential units were under lease (91%) at monthly rents ranging from $425 to $1,768.

            All leases are renewable, one-year leases. The occupancy for the previous four years was 58% for 1994, 63% for 1993, 79% for 1992 and 84% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $3,618,113 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,226 which is based on assessed value of $365,760 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

            b. The Green Street  Apartments - consists of 18 apartment  units in three adjoining buildings located at 1826-1828-1830 Green Street in Philadelphia, Pennsylvania. In July 1987, Registrant acquired its interest in this property by purchasing a 99% general partnership interest in 18th & Green Associates General Partnership ("18th & Green"), a Pennsylvania general partnership, for $800,000. 18th & Green contracted to acquire and rehabilitate the Property for $1,600,000 ($100 per sf). Additionally, $100,000 of cash/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution and mortgage financing of $900,000 (total balance due of $1,427,998 at December 31, 1995 including $118,196 of accrued interest) which has been added to principal) which bears interest at 12%. During 1990, Registrant defaulted on its mortgage loan and the lender obtained a confession of judgment pursuant to the loan documents. Registrant petitioned the court to open the judgment and negotiated a settlement with the lender. The settlement required the Registrant to make payments toward delinquent interest in December 1990 and April 1991. Registrant did not make the April 1991 payment, however, no notice of default was received from the lender. In 1992, the Resolution Trust Corporation ("RTC") took over control of the lender. The Registrant received notice in 1993 that the RTC had sold the loan. The purchaser of the note contacted the Registrant who attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity is extended to 1999 and monthly payments of interest are to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI. As of December 31, 1994, 16 apartments were under lease (89%) at monthly rents ranging from $495 to $795.

            All leases are renewable, one-year leases. The occupancy for the previous four years was 99% for 1994, 98% for 1993, 91% for 1992 and 94% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $1,480,897 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $15,470 which is based on assessed value of $187,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

            c. The Loewy Building - consists of two adjoining buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 63,300 sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (total balance due of $4,190,591 at December 31, 1995 including $405,691 of accrued interest) and a $500,000 note payable to the Developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5%. Triad obtained $200,000 (total balance due of $265,160 at December 31, 1995 including $65,160 of accrued interest) and interest at prime with a minimum of 6% and a maximum of 8% adjusting annually on January 2, therefore 8% and 6% at December 31, 1995 and 1994, respectively) of additional financing in 1987 to fund cost overruns resulting from delays and changes in rehabilitation and construction plans, and the Registrant advanced an additional $1,098,000. The property is managed by BCMI. As of December 31, 1995, 59,845 sf were rented (95%) at annual rates ranging from $6.00 sf to $12.93 sf.

            The occupancy for the previous four years has been 93% for 1994, 93% for 1993, 79% for 1992 and 80% for 1991. The range for annual rents has been $6.95 to $14.08 per sf for 1994, $6.95 to $13.41 per sf for 1993, $7.08 to
$13.08 per sf for 1992 and $7.08 to $13.44 per sf for 1991. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a bank, a law firm and a retail store.

            The following is a table showing commercial lease expirations at Loewy Building for the next five years.

                                                Total annual       % of gross
             Number of        Total sf of      rental covered     annual rental
   Years  leases expiring   expiring leases  by expiring leases   from property

   1996          2               21,047           $270,752              37%
   1997          2               10,495            127,757              17%
   1998          1                1,457             13,113               2%
   1999          2                8,100             98,999              13%
   2000          1                3,200             45,312               6%

            One commercial tenant at the building which occupies 15,546 sf has a lease which expired in October 1995. This lease has not been renewed but the tenant is still occupying the space under the terms of the expired lease. The total annual rental covered by this lease is $110,426 which represents 7% of the total gross annual rental. The Registrant is in the process of negotiating a new lease with the tenant which would increase the annual rental rate by 30% and extend the lease for at least three years. There are two commercial leases which expire in 1996. The first lease is for 200 sf and although no negotiations have taken place, the Registrant expects the tenant to renew. The other lease, which expires in December 1996, is for 20,847 sf and no negotiations regarding renewal have taken place. For tax purposes of depreciation, this property has federal tax basis of $6,116,065 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $21,967 which is based on an assessed value of $1,657,900 taxed at a rate of $1.325 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

            d. Magazine Place - is a four story building consisting of 57 apartment units located at 730 Magazine Street in New Orleans, Louisiana. In October 1986, the Registrant was admitted with a 60% general partnership interest in Magazine Place Limited Partnership ("MPP"), a Louisiana partnership, for a cash contribution of $600,000. Registrant believes that its acquisition of a majority general partnership interest in MPP, though technically non-compliant with the provisions of Registrant's partnership agreement disapproving of investments in limited partnerships, will have no adverse impact on Registrant's limited partners. Registrant subsequently made an additional equity contribution of $142,393 to fund certain fees incurred by MPP. MPP acquired and rehabilitated the property for $4,091,393 ($51 per sf), including mortgage financing of $3,050,000 (principal balance of $2,912,697 at December 31, 1995) and cash contributions by limited partners of $344,000. The mortgage note bears interest at 10%, is payable in monthly installments of principal and interest of $26,766, and is due in 1999. The excess proceeds from equity investments and mortgage financing over the acquisition and rehabilitation costs were utilized to provide working capital reserves. In 1987, Registrant made an equity contribution of $7,000 (MPP's other partners contributed cash in the amount of $28,000 in 1987) to fund operating deficits incurred during the lease-up period. According to the Amended and Restated Partnership Agreement, the Registrant's interest in MPP will be reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date is the date on which the Registrant will have received a return of its initial capital contribution. For purposes of determining the First Conversion Date, the Registrant will be deemed to have received a return of its initial capital contribution when the sum of the following amounts equals $600,000: (i) cash distributions from MPP; (ii) investment tax credit allocable to the Registrant; and (iii) 50% of the aggregate of MPP's net losses and deductions allocable to the Registrant. As of December 31, 1994, the Registrant had received a return of its initial capital and the Registrant's interest in the MPP was reduced to 40%. Since that date, the Registrant has accounted for its investment in MPP on the equity basis. The property is managed by an independent property management firm. As of December 31, 1995, 52 residential units were under lease (91%) at monthly rents ranging from $610 to $1,240.

            All leases are renewable, one-year leases. The occupancy for the previous four years was 89% for 1994, 97% for 1993, 90% for 1992 and 95% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $2,586,532 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,077 which is based on assessed value of $79,000 taxed at a rate of $17.819 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.     Legal Proceedings

            a. For a description of legal proceedings involving Registrant's properties, see Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Cathedral Court.

            b. No such proceeding was terminated during the fourth quarter of the fiscal year covered by this report.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters

            a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 92 Units of record were sold or exchanged in 1995.

            b. As of December 31, 1995, there were 1,577 record holders of Units.

            c.   Registrant has not declared any cash dividends in 1995 or 1994.

Item 6.     Selected Financial Data

            The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                        1995       1994         1993         1992        1991
                        ----       ----         ----         ----        ----

Rental income       $1,658,031  $2,016,023   $1,971,274  $1,991,600  $1,895,520
Interest income            840       1,005        3,365       6,131       1,419
Net loss              (533,933) (1,756,104)  (1,719,611) (1,221,214) (1,680,415)
Net loss per Unit       (37.80)    (124.35)     (121.76)     (86.54)    (118.99)
Total assets(net     8,887,472  18,771,092   19,662,834  20,848,362  21,919,371
of depreciation
and amortization)
Debt obligations     7,776,693  15,216,724   14,642,621  14,337,159  14,501,479

Note: See Part II. Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

            (1)  Liquidity

                 At December 31, 1995, Registrant had cash of approximately $10,685. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                 As of December 31, 1995, Registrant had restricted cash of $108,288 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                 In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Registrant does not receive any of the distributable cash (see page 7), the
Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                 It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

                 Since the lenders have agreed to forebear from taking any foreclosure action as long as cash flow payments are made, the Registrant believes it is appropriate to continue presenting the financial statements on a going concern basis.

            (2)  Capital Resources

                 Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $169,445 during 1995 at Lincoln Court.

                 Results of Operations

                 During 1995, Registrant incurred a net loss of $533,993 ($37.80 per limited partnership unit), compared to a net loss of $1,756,104 ($124.35 per limited partnership unit) in 1994 and a net loss of $1,719,611 ($121.76 per limited partnership unit), in 1993. Included in the 1995 loss was an extraordinary gain of $1,316,188 due to the foreclosure of Cathedral Court.

                 Rental income increased from $1,971,274 in 1993 to $2,016,023 in 1994 and decreased to $1,658,031 in 1995. The decrease from 1994 to 1995 is due to a decrease in rental income recognized by the Registrant at Magazine Place, due to the reduction in the Registrant's ownership interest in MPP (See
Item 2.d. Magazine Place) partially offset by increases in rental income at Lincoln Court and Loewy Building due to higher average occupancy rates. The increase from 1993 to 1994 is due mainly to an increase in rental income at Loewy Building which resulted from the billing of prior years' common area charges.

                 Other income increased from $0 in 1993 to $81,870 and decreased to $0 in 1995. The increase from 1993 to 1994 and the decrease from 1994 to 1995 was the result of insurance proceeds resulting from a claim for water damage to several units in 1994 at Cathedral Court.

                 As a result of a decrease in the average amount of cash held by the Registrant, interest income declined from $3,365 in 1993 to $1,005 in 1994 to $840 in 1995.

                 Rental operations expenses increased from $1,173,645 in 1993 to $1,335,727 in 1994 and decreased to $1,088,752 in 1995. The decrease from 1994 to 1995 is due to change in accounting method as a result of the change in ownership at one of the properties (Magazine Place) partially offset by the overall increase in operating expenses such as utilities, maintenance, management fees, commissions and advertising, at Lincoln Court and Loewy Building, due to the higher occupancy. The overall increase from 1993 to 1994 results from the increase of several operating expenses items at the various properties such as utilities, commissions, legal, maintenance, insurance, and wages and salaries, partially offset by a decrease in real estate taxes at one of the properties.

                 Interest expense increased from $1,376,400 in 1993 to $1,478,380 in 1994 to $1,447,420 in 1995. The decrease from 1994 to 1995 is the result an increase in interest expense at Lincoln Court and Cathedral Court partially offset by a decrease at 18th and Green and the change in accounting method as a result of the change in ownership at one of the properties (Magazine Place). Interest expense increased at Lincoln Court due to an increase in the principal balance upon which interest is accrued along with an increase in the interest rate. Cathedral Court interest expense increased due to an increase in the interest rate from 6% to 12% due to the expiration of a loan modification. Interest expense decreased at 18th and Green due to the accrual of interest in 1994 on amounts owed to an affiliate of the Registrant upon which interest had not been accrued in prior years. The increase in interest expense from 1993 to 1994 is due to the additional accrual of interest on the notes which were restructured pursuant to the agreements reached with the new note holders (See
Part I. Item 2. Properties - Lincoln Court and Green Street Apartments) combined with the accrual of additional interest in 1994 of interest that should have been accrued in prior years.

                 Depreciation and amortization decreased $1,007,481 in 1993 to $927,774 in 1994 to $829,265 in 1995. The decrease from 1994 to 1995 is due to the change in the accounting method as a result of the change in ownership at one of the properties (Magazine Place). The overall decrease from 1993 to 1994 is the result of an adjustment made in 1993 to correct a previous year's error which increased depreciation to a higher-than-usual level in 1993 at Loewy Building. Depreciation expense for 1994 is at the usual level.

                 In 1995, income of $150,230 was recognized at the Registrant's five properties compared to losses of $1,590,000 in 1994 and $1,533,000 in 1993. A discussion of property operations/activities follows:

            In 1995, Registrant sustained a loss of $300,000 at Lincoln Court including $174,000 of depreciation expense compared to a loss of $285,000 including $174,000 of depreciation expense in 1994 and a loss of $236,000 including $174,000 of depreciation expense in 1993. The increase in the loss from 1994 to 1995 is the result of an increase in operating expenses such as management fees, commissions and advertising and an increase in interest expense partially offset by an increase in rental income. Operating expenses and rental income increased due to an increase in average occupancy (58% to 91%) and a corresponding increase in operating expenses. Interest expense increased due to an increase in the principal balance upon which interest is accrued along with an increase in the interest rate. The increase in the loss from 1993 to 1994 is due to an increase in certain operating expenses such as utilities, maintenance, advertising, and commissions and an increase in legal fees (incurred in connection with the loan default and subsequent loan modification which occurred in 1994. See Part I. Item 2.b). Utilities and maintenance charged to the property increased as occupancy decreased from 63% to 58% and maintenance work was done in order to attract new tenants. Advertising and commissions increased as the marketing campaign was enhanced to attract new tenants.

            On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued during 1995 was $45,703. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1995 was $533,200.

            In 1995, the Green Street Apartments sustained a loss of $153,000 including $59,000 of depreciation expense compared to a loss of $281,000 in 1994 including $59,000 of depreciation expense and a loss of $89,000 in 1993 including $66,000 of depreciation expense. The decrease from 1994 to 1995 and the increase from 1993 to 1994 is due primarily to the additional accrual of interest on the modified loan (See Part I. Item 2.c.) combined with the accrual of additional interest in 1994 of interest that should have been accrued in prior years.

            On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD obtained a judgment in the amount of $78,171 on this note in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued during 1995 was $8,001. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1995 was $40,015.

            In 1995, Cathedral Court recognized income of $636,000 including $337,000 of depreciation expense compared to a loss of $576,000 including
$334,000 of depreciation expense in 1994 and a loss of $691,000 including $338,000 of depreciation expense in 1993. The 1995 loss without the effect of the foreclosure would have been $850,000. The increase in the loss from 1994 to 1995 is the result of an increase in interest expense due to an increase in the interest rate from 6% to 12% due to the expiration of a loan modification partially offset by a decrease in other income. Other income decreased due to the receipt of insurance proceeds in 1994 due to a claim for water damage in several units. . Included in operations from 1995 is an extraordinary gain of $1,316,188 representing the difference between the fair market value of the assets relinquished and the liabilities satisfied. The decreased loss from 1993 to 1994 was primarily due to the receipt of insurance proceeds of $81,000 in 1994, which resulted from a claim for water damage to several units, combined with a decrease of $23,000 in legal fees, due to legal fees paid in 1993 associated with the settlement agreement and dismissal of the bankruptcy. The remainder of the decrease is due to a decrease in other operating expenses such as insurance and real estate taxes.

            In 1995, the Loewy Building sustained a loss of $332,000 including $260,000 of depreciation expense compared to a loss of $379,000 including
$260,000 of depreciation expense, in 1994 and a loss of $490,000 including $301,000 of depreciation expense in 1993. The decrease in the loss from 1994 to 1995 is the result of an increase in rental income partially offset by an increase in operating expenses. Rental income increased due to an increase in average occupancy from 93% to 95% along with higher rental rates. Operating expenses such as utilities, maintenance and management fees increased due to the increase in occupancy and (with respect to management fees) the higher average rental rates. The decreased loss from 1993 to 1994 is the combination of an increase in rental income and a decrease in depreciation partially offset by an increase in other operating expenses such as utilities, management fees and real estate taxes. The increase in rental income is primarily the result of the billing to tenants of prior years' common area charges. Depreciation decreased in 1994 due to an adjustment made in 1993 which increased depreciation to a higher-than-usual level in 1993. Depreciation expense for 1994 is at the usual level.

            Summary of Minority Interests

            In 1995, the Registrant incurred a net loss of $19,121 at Magazine Place compared to a loss of $69,000 including $102,000 of depreciation expense in 1994 and a loss of $27,000 including $127,000 of depreciation expense in 1993. Prior to 1995, Magazine Place was treated as a consolidated subsidiary. Pursuant to the First Conversion Date as discussed in Item 2. Properties, the Registrant's ownership interest was reduced to 40%. From January 1, 1995 forward, the investment is accounted for by the equity method. The increase in the loss from 1993 to 1994 is due to an increase in certain operating expenses such as maintenance, repairs, insurance, and wages and salaries partially offset by an increase in rental income.

            Effective January 1, 1995, the Registrant adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.     Financial Statements and Supplementary Data

            Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                          Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Diversified Historic Investors III and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In recent years, the Partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 9, 1996

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------


Consolidated financial statements:                                     Page
                                                                       ----

   Consolidated Balance Sheets at December 31, 1995 and 1994             16

   Consolidated  Statements  of  Operations  for the  Years  Ended
     December 31, 1995, 1994, and 1993                                   17

   Consolidated  Statements of Changes in Partners' Equity for the
     Years Ended December 31, 1995, 1994, and 1993                       18

   Consolidated  Statements  of Cash  Flows  for the  Years  Ended
     December 31, 1995, 1994, and 1993                                   19

   Notes to consolidated financial statements                            20-28
Financial  statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation                30

   Notes to Schedule XI                                                  31










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 1995 and 1994

                                     Assets
                                     ------

                                                       1995              1994
                                                   ----------        --------
Rental properties at cost:
   Land                                          $    465,454      $  2,029,818
   Buildings and improvements                      11,857,302        23,324,996
   Furniture and fixtures                              86,351           215,794
                                                 ------------      ------------

                                                   12,409,107        25,570,608
   Less - accumulated depreciation                 (3,991,148)       (7,035,889)
                                                 ------------      ------------
                                                    8,417,959        18,534,719

Cash and cash equivalents                              10,685            31,437
Restricted cash                                       108,288           108,674
Accounts receivable                                     7,385            17,063
Investment in affiliate                               276,180                 0
Other assets (net of accumulated
   amortization of $69,775 and $109,081)               66,975            79,199
                                                 ------------      ------------

            Total                                $  8,887,472      $ 18,771,092
                                                 ============      ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                              $  7,776,693      $ 15,216,724
   Accounts payable:
       Trade                                          579,664           454,438
       Related parties                                533,200           599,721
       Taxes                                          155,907           465,705
   Interest payable                                   755,866         2,319,544
   Tenant security deposits                            54,919           143,216
   Other liabilities                                   15,399            13,457
                                                 ------------      ------------
            Total liabilities                       9,871,648        19,212,805
                                                 ------------      ------------

Minority Interests                                          0             8,530
                                                 ------------      ------------

Partners' equity                                     (984,176)        (450,243)
                                                 ------------      ------------
            Total                                $  8,887,472      $ 18,771,092
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                            1995          1994          1993
                                         ----------    ----------    ----------

Revenues:
   Rental income                        $ 1,658,031   $ 2,016,023   $ 1,971,274
   Other income                                   0        81,870             0
   Interest income                              840         1,005         3,365
                                        -----------   -----------   -----------
            Total revenues                1,658,871     2,098,898     1,974,639
                                        -----------   -----------   -----------

Costs and expenses:
   Rental operations                      1,088,752     1,335,727     1,173,645
   General and administrative               140,800       141,181       142,090
   Interest                               1,447,420     1,478,380     1,376,400
   Depreciation and amortization            829,265       927,774     1,007,481
                                        -----------   -----------   -----------
            Total costs and expenses      3,506,237     3,883,062     3,699,616
                                        -----------   -----------   -----------

Loss before minority interests and       (1,847,366)   (1,784,164)   (1,724,977)
   equity in affiliate
Minority interests' portion of loss          16,365        28,060         5,366
Equity in net loss of affiliate             (19,120)            0             0
                                        -----------   -----------   -----------
Loss before extraordinary item           (1,850,121)    1,756,104     1,719,611
Extraordinary gain                        1,316,188             0             0
                                        -----------   -----------   -----------

Net loss                                ($  533,993)  ($1,756,104)  ($1,719,611)
                                        ===========   ===========   ===========

Net loss per limited partnership unit:
Loss before minority interests and
   equity in affiliate                      (130.80)      (126.33)      (122.14)
Minority interests' portion of loss            1.15          1.99           .38
Equity in net loss of affiliate               (1.35)            0             0
                                        -----------   -----------   -----------

Loss before extraordinary item              (131.00)      (124.35)      (121.76)
Extraordinary gain                            93.20             0             0
                                        -----------   -----------   -----------
                                        ($    37.80)  ($   124.35)  ($   121.76)
                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                             (a limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             ------------------------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                         Dover
                                        Historic         Limited
                                      Advisors II(1)   Partners(2)      Total
                                      --------------   -----------      -----

Percentage participation in profit or loss   1%            99%           100%
                                             ==            ===           ====

Balance at December 31, 1992              (82,785)     3,108,257      3,025,472
Net loss                                  (17,196)    (1,702,415)    (1,719,611)
                                      -----------    -----------    -----------


Balance at December 31, 1993              (99,981)     1,405,842      1,305,861
Net loss                                  (17,561)    (1,738,543)    (1,756,104)
                                      -----------    -----------    -----------


Balance at December 31, 1994             (117,542)      (332,701)      (450,243)
Net loss                                   (5,510)      (545,483)      (550,993)
                                      -----------    -----------    -----------


Balance at December 31, 1995          ($  123,052)   ($  878,184)   ($1,001,236)
                                      ===========    ===========    ===========




 (1)  General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 1995, 1994, and 1993.

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993

                                              1995         1994          1993
                                           ----------   ----------    ---------

Cash flows from operating activities:
   Net loss                               ($  533,993) ($1,756,104) ($1,719,611)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                 829,265      927,774    1,007,481
Extraordinary gain                         (1,316,188)           0            0
Minority interests                            (16,365)     (28,060)      (5,366)
Equity in loss of affiliate                    19,120            0            0
Changes in assets and liabilities:
   Increase in restricted cash                (45,897)      (7,552)      (4,949)
   Decrease (increase) in accounts              7,450       (1,754)      12,186
   receivable
   Decrease in other assets                     1,604          380            0
   Increase (decrease) in accounts            204,853      331,553     (281,094)
   payable - trade
   Increase (decrease) in accounts             33,479     (206,364)     177,688
   payable - related parties
   Increase in accounts payable-taxes          59,277       41,342      295,315
   Increase in interest payable               903,426      125,380      485,979
   (Decrease) increase in tenant security     (31,928)      18,070      (25,014)
   deposits
   Increase in other liabilities                1,942        8,338        5,119
                                          -----------  -----------  -----------
        Net cash provided by (used in)
          operating activities:               116,105     (546,997)     (52,266)
                                          -----------  -----------  -----------
Cash flows from investing activities:
   Capital expenditures                      (302,989)     (18,609)     (17,690)
                                          -----------  -----------  -----------
        Net cash used in
          investing activities:              (302,989)     (18,609)     (17,690)
                                          -----------  -----------  -----------
Cash flows from financing activities:
   Proceeds from debt obligations             196,445      635,956        5,000
   Payments of principal under debt           (30,313)     (61,853)    (123,544)
   obligations                            -----------  -----------  -----------

        Net cash provided by (used in)
          financing activities:               166,132      574,103     (118,544)
                                          -----------  -----------  -----------
(Decrease) increase in cash and cash          (20,752)       8,497     (188,500)
   equivalents
Cash and cash equivalents at beginning of      31,437       22,940      211,440
   year                                   -----------  -----------  -----------
Cash and cash equivalents at end of year  $    10,685  $    31,437  $    22,940
                                          ===========  ===========  ===========

Supplemental Disclosure of Cash Flow
   Information:
   Cash paid during the year for interest $   491,008  $   299,696  $   846,232

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - ORGANIZATION

Diversified Historic Investors III (the "Partnership") was formed in February 1986 under the laws of the Commonwealth of Pennsylvania. The Partnership was formed to acquire, rehabilitate, and manage real properties which were certified historic structures as defined in the Internal Revenue Code of 1986 (the "Code"), or which were eligible for designation as such, utilizing mortgage financing and the net proceeds from the sale of limited partnership units. Any rehabilitations undertaken by the Partnership are done with a view to obtaining certification of expenditures therefore as "qualified rehabilitations expenditures" as defined in the Code.

The General Partner of the Partnership is Dover Historic Advisors II (a general partnership), whose partners are Mr. Gerald Katzoff and DHP, Inc.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.    Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships (the "Ventures"), in which the Partnership has a controlling interest with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 40% in one partnership which it accounts for on the equity method. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for those years.

2.    Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.    Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units were charged against partners' equity as incurred.

4.    Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.    Interest Payable

Interest   payable  includes  all  accrued  and  unpaid  interest  on  the  debt obligations, as well as interest in arrears.

6.    Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,891.5 in 1995, 1994, and 1993).

7.    Income Taxes

Federal  and  state  income  taxes  are  payable  by  the  individual  partners;
accordingly, no provision or liability for income taxes is reflected in the annual financial statements.

8.    Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

9.    Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

10.   Other income

Other income consists of insurance proceeds received at one of the properties resulting from a claim for water damage to several of the units.

11.   Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

12.   New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where at the present time the Partnership does not receive any of the distributable cash (see page
7), the Partnership has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

It is the Partnership's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

Since the lenders have agreed to forebear from taking any foreclosure action as long as cash flow payments are made, the Partnership believes it is appropriate to continue presenting the financial statements on a going concern basis.

NOTE D - PARTNERSHIP AGREEMENT

The significant terms of the Agreement of Limited Partnership (the "Agreement"), as they relate to the financial statements, follow:

All distributable cash from operations (as defined in the Agreement of Limited Partnership) will be distributed 90% to the limited partners and 10% to the General Partner.

All distributable cash from sales or dispositions (as defined) will be distributed to the limited partners up to their adjusted invested capital (as defined) plus an amount equal to the sum of the greater of a 6% cumulative, noncompounded annual return on the average after-credit invested capital, less amounts previously distributed (as defined); thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 15% to the General Partner and 85% to the limited partners.

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the limited partners.

NOTE E - ACQUISITIONS

The Partnership acquired five controlling or limited partnership interests in Ventures during the period October 1986 to July 1987, as discussed below.

In October 1986, the Partnership was admitted, with a 60% general partnership interest, to a Louisiana limited partnership which owns a building located in Louisiana consisting of 57 residential units, for a cash capital contribution of $600,000. Pursuant to the Amended and Restated Partnership Agreement, the Partnership's interest was reduced to 40% effective January 1, 1995.

In November 1986, the Partnership was admitted, with a 99% general partnership interest, to a Pennsylvania general partnership which owns a building located in North Carolina consisting of 64,000 square feet of commercial space, for a cash contribution of $2,450,000.

In December 1986, the Partnership was admitted, with a 99% general partnership interest, to a Maryland general partnership which owns a property located in Maryland consisting of 55 residential units and 14,800 square feet of commercial space, for a cash contribution of $3,508,700. The lender on the property foreclosed in January 1996.

In March 1987, the Partnership purchased a property consisting of three buildings (58 residential units) located in Pennsylvania for a cash capital contribution of $500,000.

In July 1987, the Partnership was admitted, with a 99% general partnership interest, to a Pennsylvania general partnership which owns a building located in Pennsylvania consisting of 18 residential units, for a cash capital contribution of $800,000.

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                               December 31,
                                                               ------------
                                                             1995        1994
                                                             ----        ----

Mortgage loan,  interest at 11 1/2%,  principal and    $  3,784,900 $  3,784,900
interest  payable  monthly in  installments  with a
minimum of $25,000,  plus 70% of the gross revenues
from the rental of 10,330  square feet on the first
and   second    floors;    due    November    1997;
collateralized  by  the  related  rental  property;
accrued interest of $405,691 relating to this loan is included in interest payable on the balance sheet

Note payable,  interest  payable  monthly at prime,         200,000      200,000
with  a  minimum   of  6%  and  a  maximum  of  8%,
adjusting  annually  on  January  2 (8%  and  6% at
December 31, 1995 and 1994,  respectively);  due in
1997;   collateralized   by  the   related   rental
property; accrued interest of $65,160 relating to this loan is included in interest payable on the balance sheet

Allowed  unsecured claims in the amount of $268,042         199,058      213,357
are  to  be  repaid,   without  interest,   in  the
following manner: 15% at substantial consummation of the Plan of Reorganization and 17% in each of the five successive years

Priority  tax  claims  in  the  amount  of  $80,705          36,638       52,652
payable   commencing   February   1993   in   equal
quarterly  installments  of  $5,055.52.   The  note
bears interest at 9% and is due in November 1997

Mortgage  loan,  interest  only payable  monthly at               0    4,524,000
the   greater  of  prime  plus  2%  or  12%  fixed,
therefore  12%  at  December  31,  1995  and  1994;
collateralized by the related rental property (A)

Priority  tax claims in the amount of $157,114  are               0      141,104
payable  commencing January 1992 in equal quarterly
installments   of   $3,365.81.   The   note   bears
interest at 20% and is due in May 1999 (A)

Note   payable,   interest   only  at  10%  payable          10,000       10,000
quarterly;  principal due in 1994; (B)

Mortgage  loan,  interest  only  at  prime  plus 1%          80,000       80,000
(9.5% at December 31, 1995 and 1994); payable annually; principal and accrued interest due in 1994;collateralized by the related rental property;
accrued interest of $66,862 relating to this loan is included in interest payable on the balance sheet(B)

Mortgage  loan,  interest at prime plus 1 1/4% with       1,948,897    1,754,452
a  minimum   of  9.5%  and  a  maximum   of  14.5%;
therefore,  9.75% at  December  31,  1995 and 1994;
principal  due  in  1999;   collateralized  by  the
related  rental   property;   accrued  interest  of
$76,656 relating to this loan is included in interest payable on the balance sheet (C)

Mortgage   loan,   interest   at  11%  per   annum;         107,120      107,120
principal  due  in  1999;   collateralized  by  the
related  rental   property;   accrued  interest  of
$12,765 relating to this loan is included in interest payable on the balance sheet (C)

Note payable,  interest at prime plus 1 1/4% (9.75%         100,278      100,278
at December  31, 1995 and 1994);  principal  due in
1999;   collateralized   by  the   related   rental
property; accrued interest of $10,260 relating to this loan is included in interest payable on the balance sheet (C)

Mortgage   loan,    principal   and   interest   of               0    2,941,059
$26,765.93 payable monthly; interest at 10%; due in 1999; collateralized by the related rental property (D)

Mortgage  loan,  interest  at  12%;  interest  only
payable to the extent of net operating income  with
a   minimum  of $5,750;  principal  due  in   1999;
collateralized  by  the  related  rental  property;
accrued  interest  of  $118,196  relating  to  this
loan is included in interest payable on the balance
sheet (E)                                                 1,309,802    1,307,802
                                                         ----------  -----------

                                                        $ 7,776,693  $15,216,724
                                                         ==========  ==========

(A) The Partnership which owns the property that collaterizes this loan had been in bankruptcy since January 1990. Although a Plan of Reorganization was filed, it was not approved. However, pursuant to a settlement agreement reached with the first mortgage holder on July 31, 1993, the bankruptcy was dismissed. It was expected that, subsequent to the bankruptcy's dismissal, the first mortgage holder would sell the loan, however the Partnership would be given the right of first refusal. In September 1994, a receiver was appointed to take possession of the property. The lender on the property foreclosed in January 1996.

(B) Although these obligations have matured, the lenders have not made any demand for payment.

(C) Monthly payments of interest are to be made, on all three loans combined, in an amount equal to net operating income, with a minimum of $7,000 per month, increasing to $9,000 per month in January 1996 and to $11,000 per month in January 1997.

      On December 2, 1994, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

(D) According to the Amended and Restated Partnership Agreement, the Partnership's interest in the property was reduced from 60% to 40% as of December 31, 1994. Since that date, the Registrant has accounted for its investment in MPP on the equity basis. See Note G - COMMITMENTS AND CONTINGENCIES.

(E) On September 2, 1994, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

Approximate maturities of the mortgage loan obligations at December 31, 1995, for each of the succeeding five years are as follows:


                           1996            $    152,221
                           1997               4,048,751
                           1998                  44,717
                           1999               3,531,004
                                            -----------
                                            $ 7,776,693
                                            ===========

NOTE G - COMMITMENTS AND CONTINGENCIES

Pursuant to certain agreements, the developers of the properties and limited partners in the Ventures are entitled to share in the following:

a. 15% to 50% of net cash flow from operations above certain specified amounts (three properties)

b. 30% of the net proceeds, as defined, from the sale or refinancing of one property. The Partnership is entitled to a priority distribution of such proceeds prior to any payment to the developer.

The sellers of two of the properties (who have maintained minority interests in the ventures) have agreed to reimburse the Partnership for cash flow deficits, as defined, of the properties for a five-year period (one property) and an eight-year period (one property). No reimbursements were made by the sellers pursuant to these agreements.

According to the Amended and Restated Partnership Agreement, the Partnership's interest in Magazine Place Limited Partnership ("MPP") was reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date is the date on which the Registrant will have received a return of its initial capital contribution. For purposes of determining the First Conversion Date, the Registrant will be deemed to have received a return of its initial capital contribution when the sum of the following amounts equals $600,000: (i) cash distributions from MPP; (ii) investment tax credit allocable to the Registrant; and (iii) 50% of the aggregate of MPP's net losses and deductions allocable to the Registrant. As of December 31, 1994, the Registrant had received a return of its initial capital and the Registrant's interest in the MPP was reduced to 40%. Since that date, the Registrant has accounted for its investment in MPP on the equity basis.

NOTE H - EXTRAORDINARY GAINS

Due to insufficient cash flow at Cathedral Court General Partnership ("CCGP") from the property owned by it, the property ceased making debt service payments in 1989. In January 1990, CCGP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Although a plan of reorganization was filed, it was not approved. Pursuant to a settlement agreement reached with the first mortgage holder on July 31, 1993 the bankruptcy was dismissed. The terms of the settlement agreement called for payment to the first mortgage holder by CCGP of certain monies held, and for CCGP to continue to control the property. CCGP anticipated that, subsequent to the bankruptcy's dismissal, the first mortgage holder would attempt to sell the loan, but that the Partnership would be given a right of first refusal. In September 1994, due to the inability of the first mortgage holder and CCGP to reach an agreement regarding CCGP's purchase of the loan, the first mortgage holder petitioned the Circuit Court for the City of Baltimore in the matter of Harrington v. Cathedral Court General Partnership, Case No. 89340045/CE 106281, to have a receiver appointed, and such petition was granted. Pursuant to the appointment of the receiver, CCGP was directed to deliver immediate possession of any and all property connected with and used in the current operation of the property to the receiver and on January 22, 1996 the lender foreclosed on the property. The Partnership wrote off the property as of December 31, 1995. The Partnership has recognized an extraordinary gain of $1,316,188 for the difference between the book value of the property (which approximates fair value) and the extinguished debt.

NOTE I - TRANSACTIONS WITH RELATED PARTIES

Included in debt obligations for 1995, 1994 and 1993 is $140,000 owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued during 1995 was $45,703. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1995 was $533,200.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD confessed judgment in the amount of $78,171 against 18th and Green in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued during 1995 was $8,001. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1995 was $40,015.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                             For the Years Ended December 31,
                                             --------------------------------
                                             1995         1994          1993
                                             ----         ----          ----
Net loss - book                         ($  550,993)  ($1,739,044)  ($1,719,611)
Excess of tax over book depreciation        166,823       115,217        98,885
Interest                                    793,672       461,176       289,292
Gain on foreclosure                         216,411             0             0
Other timing differences                     (2,746)       (8,695)            0
Minority interest                           (19,675)       22,087        18,305
                                        -----------   -----------   -----------
Net loss - tax                          $   603,492   ($1,149,259)  ($1,313,129)
                                        ===========   ===========   ===========

Partners' equity - book                 ($  995,617)  ($  441,878)  $ 1,305,861
1987 distribution of interest on            (39,576)      (39,576)      (39,576)
escrow deposits to limited partners
Costs of issuance                         1,697,342     1,697,342     1,697,342
Cumulative tax over (under) book loss       170,377      (986,854)   (1,585,334)
                                        -----------   -----------   -----------
Partners' equity - tax                  $   832,526   $   229,034   $ 1,378,293
                                        ===========   ===========   ===========

                            SUPPLEMENTAL INFORMATION

                      DIVERSIFIED HISTORIC INVESTORS III
                      ----------------------------------
                           (a limited partnership)

            SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995

                                                                        Costs
                                                                     Capitalized
                                                                     Subsequent
                                                                         to
                                  Initial Cost to Partnership(b)     Acquisition
                                  ------------------------------     -----------

                                                       Buildings
                                                          and
Description (a)       Encumbrances(f)       Land      Improvements  Improvements
- - ---------------       ---------------       ----      ------------  ------------

64,000 square
feet of
commercial space
in Winston-Salem,         4,220,596        308,624      6,290,125        476,976
NC

58 apartment
units in
Philadelphia, PA          2,246,295         86,187      3,490,437           --

18 apartment
units in
Philadelphia, PA          1,309,802         70,643      1,559,017           --
                        -----------    -----------    -----------    -----------
                        $ 7,776,693    $   465,454    $11,339,579    $   476,976
                        ===========    ===========    ===========    ===========


                   Gross Amount at which Carried at
                   December 31, 1995
                   -----------------

                Buildings
                   and                      Accumulated    Date of      Date
    Land      Improvements    Total(c)(d)   Depr.(d)(e)  Constr.(a)   Acquired
    ----      ------------    -----------   -----------  ----------   --------



     308,624      6,767,111     7,075,735      2,180,266  1986-1988   11/14/86


      86,187      3,617,525     3,703,712      1,279,237  1986-1987    9/9/86


      70,643      1,559,017     1,629,660        531,645     1987
- - ------------- -------------- ------------- --------------
    $465,454    $11,943,653   $12,409,107     $3,991,148
============= ============== ============= ==============

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------

                             (a limited partnership)

                              NOTES TO SCHEDULE XI
                              --------------------

                                December 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to turnkey development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1995, for Federal income tax purposes is approximately $11,215,075. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D) Reconciliation of real estate:

                                            1995           1994          1993
                                       ------------   ------------  ------------
Balance at beginning of year:          $ 25,570,608   $ 25,551,999  $ 25,534,309
Additions during the year:
   Improvements                             297,731         18,609        17,690
                                       ------------   ------------  ------------

Deductions during the year:
   Retirements                           (9,253,739)             0             0
   Deconsolidated subsidiary             (4,205,493)             0             0
                                       ------------   ------------  ------------

Balance at end of year                 $ 12,409,107   $ 25,570,608  $ 25,551,999
                                       ============   ============  ============

Reconciliation of accumulated depreciation:
                                           1995           1994          1993
                                       ------------   ------------  ------------
Balance at beginning of year           $  7,035,889   $  6,108,115  $  5,102,596
Depreciation expense for the year           829,265        927,774     1,005,519
Retirements                              (2,830,686)             0             0
Deconsolidated subsidiary                (1,040,320)             0             0
                                       ------------   ------------  ------------
Balance at end of year                 $  3,991,148   $  7,035,889  $  6,108,115
                                       ============   ============  ============

(E) See Note B to the financial statements for depreciation method and lives.

(F) See Note E to the financial statements for further information.
,

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10.    Directors and Executive Officers of Registrant

            a.   Identification of Directors - Registrant has no directors.

            b.   Identification of Executive Officers

                 The General Partner of the Registrant is Dover Historic Advisors II (DoHA-II), a Pennsylvania general partnership. The partners of DoHA-II are as follows:

Name                     Age      Position       Term of Office  Period Served
- - ----                     ---      --------       --------------  -------------

Gerald Katzoff           48       Partner in     No fixed term   Since February
                                  DoHA-II                        1986

DHP, Inc.                --       Partner in     No fixed term   Since February
("Formerly Dover                  DoHA-II                        1986
Historic Properties,
Inc.")

            For further description of DHP, Inc., see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

            c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

            d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

            e. Business Experience. DoHA-II is a general partnership formed in February 1986. The partners of DoHA-II are DHP, Inc. and Gerald Katzoff. The
General Partner is responsible for the management and control of the Registrant's affairs and has general responsibility and authority in conducting its operations.

            Gerald Katzoff (age 48) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy

Code. Mr. Katzoff is a former President and director of D, LTD., (formerly The Dover Group, Ltd., the corporate parent of DHP, Inc.).

            Dover Historic Properties, Inc. was incorporated in Pennsylvania in December 1984 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. In February 1992, Dover Historic Properties, Inc.'s name was changed to DHP, Inc. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services. In February 1992, Dover Group's name was changed to D, LTD.

            The executive officers, directors, and key employees of DHP, Inc. are described below.

            Michael J. Tuszka (age 49) was appointed Chairman and Director of both D, LTD and DHP, Inc. on January 27, 1993. Mr. Tuszka has been associated with D, LTD and its affiliates since 1984.

            Donna M. Zanghi (age 39) was appointed Secretary/Treasurer of DHP, Inc. on June 15,1993. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with D, LTD, and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

            Michele F. Rudoi (age 31) was appointed on January 27, 1993 as Assistant Secretary and Director of both D. LTD and DHP, Inc.

Item 11.    Executive Compensation

            a. Cash Compensation - During 1995, Registrant has paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

            b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

            c. Other Compensation - No compensation not referred to in paragraph
a. or paragraph b. of this Item was paid or distributed during 1995 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

            d.   Compensation of Directors - Registrant has no directors.

            e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

            b. Security Ownership of Management - No equity security of Registrant are beneficially owned by any person named in paragraph c. of Item 10.

            c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.    Certain Relationships and Related Transactions

            Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 1993 through 1995.

            a.   Certain Business Relationships - Registrant has no directors.

            b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV

Item 14. (A)     Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.

            1.   Financial Statements:

                 a.  Consolidated Balance Sheets at December 31, 1995 and 1994.

                 b. Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

                 c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

                 d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                 e.  Notes to consolidated financial statements.

            2.   Financial statement schedules:

                 a.  Schedule XI- Real Estate and Accumulated Depreciation.

                 b.  Notes to Schedule XI.

            3.   Exhibits:

                 (a) Exhibit Number                Document

                           3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment  No. 2
                                             of   Registrant's    Registration
                                             Statement   on  Form  S-11,   are
                                             incorporated herein by reference.

                         21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                 (b) Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                 (c) Exhibits:

                     See Item 14(A)(3) above.

                                   SIGNATURES

           Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIVERSIFIED HISTORIC INVESTORS III

Date: May 24, 1996               By: Dover Historic Advisors II, General Partner
      ------------

                                     By: DHP, Inc., Partner

                                         By:    /s/ Donna M. Zanghi
                                            ---------------------------
                                              DONNA M. ZANGHI,
                                              Secretary and Treasurer

                                         By:    /s/ Michele F. Rudoi
                                            ---------------------------
                                              MICHELE F. RUDOI,
                                              Assistant Secretary

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature                   Capacity                  Date
           ---------                   --------                  ----

DOVER HISTORIC ADVISORS II          General Partner

By:  DHP, Inc., Partner

    By:       /s/ Donna M. Zanghi                            May 24, 1996
        ----------------------------                         ------------
        DONNA M. ZANGHI,
        Secretary and Treasurer

    By:       /s/ Michele F. Rudoi                           May 24, 1996
        ----------------------------                         ------------
        MICHELE F. RUDOI,
        Assistant Secretary