Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1996-07-05
CIK 792979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number               0-15843
                       ---------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS III
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2391927
- -------------------------------                       ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 Yes _X_ No___

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Notes  to  Consolidated   Financial   Statements (unaudited)

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of March 31, 1996, Registrant had cash of $9,178. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of March 31, 1996, Registrant had restricted cash of $100,493 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Registrant does not receive any of the distributable cash, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                    It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                    Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $47,265 during the first quarter of 1996 at Lincoln Court.

               (3)  Results of Operations

                    During the first quarter of 1996, Registrant incurred a net loss of $222,661 ($15.77 per limited partnership unit) compared to a net loss of $478,145 ($33.86 per limited partnership unit) for the same period in 1995.

                    Rental income decreased $54,949 from $394,984 in the first quarter of 1995 to $340,035 in the same period in 1996. The decrease from the first quarter of 1995 to the same period in 1996 is the result of the foreclosure of Cathedral Court in January 1996 and a decrease in rental income due to a decrease in average occupancy (93% to 88%) at the Green Street Apartments partially offset by an increase in rental income due to an increase in average occupancy (76% to 89%) at Lincoln Court and an increase at the Loewy Building due to average higher rental rates.

                    Expense for rental operations decreased by $66,454 from $252,489 in the first quarter of 1995 to $186,035 in the same period in 1996. The decrease from the first quarter of 1995 to the same period in 1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase in maintenance, commissions and management fees expense. Maintenance expense increased due to improvements made at Lincoln Court in order to attract more tenants. Commissions expense increased due to a higher turnover of the units at the Green Street Apartments and commissions paid on a lease extension at the Loewy Building with the tenant who leases 34% of the building. Management fees expense increased due to higher rental income at the Loewy Building.

                    Interest expense decreased by $160,224 from $384,279 in the first quarter of 1995 to $224,055 in the same period in 1996. The decrease is mainly the result of the foreclosure of Cathedral Court partially offset by an increase in interest expense at Lincoln Court due to a higher average balance of the mortgage due to advances made by the mortgage holder.

                    Depreciation and amortization expense decreased $88,739 from $206,450 in the first quarter of 1995 to $117,711 in the same period in 1996. The decrease is the result of the foreclosure of Cathedral Court.

                    Losses incurred during the quarter at the Registrant's properties amounted to $173,000, compared to a loss of approximately $393,000 for the same period in 1995.

                    In the first quarter of 1996, Registrant incurred a loss of $70,000 at Lincoln Court including $34,000 of depreciation expense, compared to a loss of $86,000 in the first quarter of 1995, including $34,000 of depreciation expense. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is the result of an increase in rental income due to an increase in average occupancy (76% to 89%) partially offset by an increase in maintenance and interest expense. Maintenance expense increased due to improvements made at the property in order to attract more tenants and interest expense increased due to a higher average balance of the mortgage due to advances for the improvements made by the mortgage holder.

                    In the first quarter of 1996, Registrant incurred a loss of $48,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $44,000 including $15,000 of depreciation expense in the first quarter of 1995. The increased loss is the result of a decrease in rental income due to a decrease in average occupancy (93% to 88%) combined with an increase in commissions expense due to the higher turnover of units.

                    In the first quarter of 1996, Registrant incurred a loss of $55,000 at the Loewy Building, including $65,000 of depreciation expense, compared to a loss of $81,000 including $65,000 of depreciation expense in the first quarter of 1995. The decreased loss from the first quarter of 1995 to the same period in 1996 is the result of an increase in rental income due to average higher rental rates partially offset by an increase in commissions and management fee expense. Management fees expense increased due to the higher rental income and commission expense increased due to a lease extension with the tenant who leases 34% of the building.

                    In the first quarter of 1996, Registrant incurred a loss of $0 at Cathedral Court compared to a loss of $182,000 including $83,000 of depreciation expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is due to the fact that the property was foreclosed by the lender in January 1996. The Registrant wrote off the property as of December 31, 1995.

                    Summary of Minority Interests

                    In the first quarter of 1996, the Registrant incurred a net loss of $3,686 at Magazine Place compared to income of $1,409 in the first quarter of in 1995. The Registrant accounts for this investment on the equity method. The difference from the first quarter of 1995 to the same period in 1996 is a decrease in the average occupancy which resulted in a decrease in rental income.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                               March 31, 1996  December 31, 1995
                                               --------------  -----------------
                                                 (Unaudited)
Rental properties, at cost:
   Land                                         $    465,454      $    465,454
   Buildings and improvements                     11,904,567        11,857,302
   Furniture and fixtures                             86,351            86,351
                                                ------------      ------------

                                                  12,456,372        12,409,107
   Less - Accumulated depreciation                (4,108,859)       (3,991,148)
                                                ------------      ------------
                                                   8,347,513         8,417,959

Cash and cash equivalents                              9,178            10,685
Restricted cash                                      100,493           108,288
Accounts and notes receivable                         10,620             7,385
Investment in affiliate                              272,494           276,180
Other  assets  (net of amortization of
$69,775 at March 31, 1996 and  December 31,
1995)                                                 66,975            66,975
                                                ------------      ------------

        Total                                   $  8,807,273      $  8,887,472
                                                ============      ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                             $  7,816,410      $  7,776,693
   Accounts payable:
        Trade                                        611,974           579,664
        Related parties                              544,626           533,200
        Taxes                                        145,407           155,907
   Interest payable                                  829,620           755,866
   Other liabilities                                  11,154            15,399
   Tenant security deposits                           54,919            54,919
                                                ------------      ------------

        Total liabilities                         10,014,110         9,871,648
                                                ------------      ------------

Partners' equity                                  (1,206,837)         (984,176)
                                                ------------      ------------

        Total                                   $  8,807,273      $  8,887,472
                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                   Three months     Three months
                                                      ended            ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                       ----             ----
Revenues:
   Rental income                                     $ 340,035        $ 394,984
   Interest income                                         291              180
                                                     ---------        ---------

        Total revenues                                 340,326          395,164
                                                     ---------        ---------

Costs and expenses:
   Rental operations                                   186,035          252,489
   General and administrative                           31,500           31,500
   Interest                                            224,055          384,279
   Depreciation and amortization                       117,711          206,450
                                                     ---------        ---------

        Total costs and expenses                       559,301          874,718
                                                     ---------        ---------

Loss before equity in affiliate                       (218,973)        (479,554)

Equity in (loss) income of affiliate                    (3,686)           1,409
                                                     ---------        ---------

Net loss                                             ($222,661)       ($478,145)
                                                     =========        =========

 Net loss per limited partnership unit:
Loss before equity in affiliate                      ($  15.51)       ($  33.96)
Equity in loss (income) of affiliate                      (.26)             .10
                                                     ---------        ---------

 Net loss                                            ($  15.77)       ($  32.86)
                                                     =========        =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                         Three months ended
                                                               March 31,
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
  Net loss                                             ($222,661)     ($478,145)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                          117,711        206,450
  Equity in loss (income) of affiliate                     3,686         (1,409)
  Changes in assets and liabilities:
    Decrease in restricted cash                            7,795         60,560
    Increase in accounts receivable                       (3,235)       (14,405)
    Decrease in other assets                                   0         15,599
    Increase in accounts payable - trade                  32,310         15,165
    Increase in accounts payable - related parties        11,426         33,206
    Decrease in accounts payable - taxes                 (10,500)       (28,504)
    Increase in interest payable                          73,754        172,589
    (Decrease) increase in accrued liabilities            (4,245)         7,918
    Decrease in tenant security deposits                       0        (33,967)
                                                       ---------      ---------

Net cash provided by (used in) operating
  activities                                              24,365        (44,983)
                                                       ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                   (47,265)       (16,628)
                                                       ---------      ---------

Net cash used in investing activities                    (47,265)       (16,628)
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from debt financing                            47,265              0
  Principal payments                                      (7,548)             0
                                                       ---------      ---------

Net cash provided by  financing activities                39,717              0
                                                       ---------      ---------

Decrease in cash and cash equivalents                     (1,507)       (28,355)

Cash and cash equivalents at beginning of period          10,685         31,438
                                                       ---------      ---------

Cash and cash equivalents at end of period             $   9,178      $   3,082
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

               In January 1990, Cathedral Court General Partnership ("CCGP"), a partnership which owned the Cathedral Court property, and in which the Registrant held a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Although a plan of reorganization was filed, it was not approved. Pursuant to a settlement agreement reached with the first mortgage holder on July 31, 1993 the bankruptcy was dismissed. CCGP anticipated that, subsequent to the bankruptcy's dismissal, the first mortgage holder would attempt to sell the loan, but that the Registrant would be given a right of first refusal. In September 1994, the first mortgage holder petitioned the Circuit Court for the City of Baltimore in the matter of Harrington v. Cathedral Court General Partnership, Case No. 89340045/CE 106281, to have a receiver appointed, and such petition was granted. Pursuant to the appointment of the receiver, CCGP was directed to deliver immediate possession of any and all property connected with and used in the current operation of the property to the receiver and on January 22, 1996 the lender foreclosed on the property. The Registrant wrote off the property as of December 31, 1995.

Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibit Number                       Document
                    --------------                       --------

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

                       21 Subsidiaries of the Registrant are listed in Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 1, 1996       DIVERSIFIED HISTORIC INVESTORS III
       ------------

                             By: Dover Historic Advisors II, General Partner

                                 By: DHP, Inc., Partner


                                     By:   /s/ Donna M. Zanghi
                                         -----------------------
                                         DONNA M. ZANGHI
                                         Secretary and Treasurer