Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1996-07-30
CIK 792979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number                          0-15843
                      ----------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS III
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-2391927
- -------------------------------                              -------------------
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes         No   X
                                                           -------    -------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
         Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
         Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         (1) Liquidity

         As of June 30, 1996, Registrant had cash of $5,070. Such funds are expected to be used to pay liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

         As of June 30, 1996, Registrant had restricted cash of $124,271 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

         In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Registrant does not receive any of the distributable cash, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

         (2) Capital Resources

         Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $37,292 during the second quarter of 1996 at Lincoln Court.

         (3) Results of Operations

         During the second quarter of 1996, Registrant incurred a net loss of $247,966 ($17.56 per limited partnership unit) compared to a net loss of $406,637 ($28.79 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $470,627 ($33.33 per limited partnership unit) compared to a net loss of $884,782 ($62.65 per limited partnership unit) for the same period in 1995.

         Rental income decreased $73,060 from $382,774 in the second quarter of 1995 to $309,714 in the same period in 1996 and decreased $128,009 from $777,758 for the first six months of 1995 to $649,749 in the same period in 1996. The decrease from the second quarter and the first six months of 1995 to the same periods in 1996 is the result of the foreclosure of Cathedral Court in January 1996 partially offset by an increase in rental income due to an increase in average occupancy (75% to 88%) at Lincoln Court and an increase at the Loewy Building due to higher average rental rates.

         Expense for rental operations decreased by $3,947 from $193,933 in the second quarter of 1995 to $189,986 in the same period in 1996 and decreased by $70,401 from $446,422 for the first six months of 1995 to $376,021 in the same period in 1996. The decrease from the second quarter and the first six months of 1995 to the same periods in 1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase in maintenance, commissions and management fee expense. Maintenance expense increased due to improvements made at Lincoln Court in order to attract more tenants. Commissions expense increased due to commissions paid on a lease extension at the Loewy Building with the tenant who leases 34% of the building. Management fee expense increased due to higher rental income at the Loewy Building. In addition, management fees increased at Lincoln Court for the first six months of 1996 as compared to the same period in 1995 due to higher rental income.

         Interest expense decreased by $139,309 from $367,084 in the second quarter of 1995 to $227,775 in the same period in 1996 and decreased $299,533 from $751,363 for the first six months of 1995 to $451,830 in the same period in 1996. The decrease for the three and six months periods is mainly the result of the foreclosure of Cathedral Court partially offset by an increase at Lincoln Court due to a higher average balance of the mortgage due to advances made by the mortgage holder.

         Depreciation and amortization expense decreased $86,739 from $204,450 in the second quarter of 1995 to $117,711 in the same period in 1996 and decreased $175,478 from $410,900 for the first six months of 1995 to $235,422 in the same period in 1996. The decrease is the result of the foreclosure of Cathedral Court.

         Losses incurred during the quarter at the Registrant's properties amounted to $210,000, compared to a loss of approximately $406,000 for the same period in 1995. For the first six months of 1996 the Registrant's properties recognized a loss of $383,000 compared to approximately $769,000 for the same period in 1995.

         In the second quarter of 1996, Registrant incurred a loss of $93,000 at Lincoln Court including $35,000 of depreciation expense, compared to a loss of $102,000 in the second quarter of 1995, including $35,000 of depreciation expense. The decrease in the loss from the second quarter of 1995 to the same period in 1996 is the result of an increase in rental income due to an increase in average occupancy (75% to 88%) partially offset by an increase in management fees and interest expense. Management fees increased due to the higher rental income and interest expense increased due to a higher average balance of the mortgage due to advances for the improvements made by the mortgage holder.

         For the first six months of 1996, Registrant incurred a loss of $163,000 at Lincoln Court including $69,000 of depreciation expense, compared to a loss of $158,000 for the same period in 1995, including $69,000 of depreciation expense. The increase in the loss from the first six months of 1995 to the same period in 1996 is the result of increases in maintenance, management fee expense and interest expense partially offset by an increase in rental income due to an increase in average occupancy (75% to 88%). Maintenance expense increased due to improvements made at the property in order to attract more tenants. Management fees increased due to the higher rental income and interest expense increased due to a higher average balance of the mortgage due to advances for the improvements made by the mortgage holder.

         In the second quarter of 1996, Registrant incurred a loss of $31,000 at the Green Street Apartments, including $14,000 of depreciation expense, compared to a loss of $35,000 including $14,000 of depreciation expense in the second quarter of 1995. The decrease in the loss is the result of an overall decrease in operating expenses due to operational efficiencies achieved at the property.

         For the first six months of 1996, Registrant incurred a loss of $79,000 at the Green Street Apartments including $29,000 of depreciation expense, compared to a loss of $79,000 for the same period in 1995, including $29,000 of depreciation expense. The Registrant expects the results in the following quarters to be similar to those experienced in the first six months of 1996.

         In the second quarter of 1996, Registrant incurred a loss of $86,000 at the Loewy Building, including $65,000 of depreciation expense, compared to a loss of $73,000 including $65,000 of depreciation expense in the second quarter of 1995. The increased loss is the result of an increase in commissions and management fee expense partially offset by an increase in rental income due to higher average rental rates. Management fee expense increased due to the higher rental income and commission expense increased due to a lease extension with the tenant who leases 34% of the building.

         For the first six months of 1996, Registrant incurred a loss of $141,000 at the Loewy Building including $130,000 of depreciation expense, compared to a loss of $154,000 for the same period in 1995, including $130,000 of depreciation expense. The decreased loss from the first six months of 1995 to the same period in 1996 is the result of an increase in rental income due to higher average rental rates partially offset by an increase in commissions and management fee expense. Management fees expense increased due to the higher rental income and commission expense increased due to a lease extension with the tenant who leases 34% of the building.

         In the second quarter of 1996, Registrant incurred a loss of $0 at Cathedral Court compared to a loss of $196,000 including $84,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $0 at Cathedral Court compared to a loss of $378,000 for the same period in 1995, including $167,000 of depreciation expense. The decrease in the loss from the second quarter and the first six months of 1995 to the same periods in 1996 is due to the fact that the property was foreclosed by the lender in January 1996. The Registrant wrote off the property as of December 31, 1995.

         Summary of Minority Interests

         In the second quarter of 1996, the Registrant recognized income of $8,935 at Magazine Place compared to income of $7,446 in the second quarter of in 1995. For the first six months of 1996 the Registrant recognized income of $5,249 compared to income of $8,855 for the same period in 1995. The Registrant accounts for this investment on the equity method. The decrease in income from the first six months of 1995 to the same period in 1996 is due to a decrease in the average occupancy which resulted in a decrease in rental income.

                       DIVERSIFIED HISTORIC INVESTORS III
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                        June 30, 1996   December 31, 1995
                                        -------------   -----------------
                                         (Unaudited)
Rental properties, at cost:
    Land                                 $    465,454      $    465,454
    Buildings and improvements             11,941,859        11,857,302
    Furniture and fixtures                     86,351            86,351
                                         ------------      ------------

                                           12,493,664        12,409,107
    Less - Accumulated depreciation        (4,226,570)       (3,991,148)
                                         ------------      ------------
                                            8,267,094         8,417,959

Cash and cash equivalents                       5,070            10,685
Restricted cash                               124,271           108,288
Accounts and notes receivable                   9,899             7,385
Investment in affiliate                       281,430           276,180
Other assets (net of amortization of
$69,775 at March 31, 1996 and
December 31, 1995)                             99,198            66,975
                                         ------------      ------------

         Total                           $  8,786,962      $  8,887,472
                                         ============      ============

                        Liabilities and Partners' Equity

Liabilities:
    Debt obligations                     $  8,033,883      $  7,776,693
    Accounts payable:
         Trade                                656,045           579,664
         Related parties                      556,051           533,200
         Taxes                                 20,223           155,907
    Interest payable                          908,664           755,866
    Other liabilities                           7,063            15,399
    Tenant security deposits                   59,836            54,919
                                         ------------      ------------

         Total liabilities                 10,241,765         9,871,648
                                         ------------      ------------

Partners' equity                           (1,454,803)         (984,176)
                                         ------------      ------------

         Total                           $  8,786,962      $  8,887,472
                                         ============      ============

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                            Three months                    Six months
                                           ended June 30,                 ended June 30,
                                        1996           1995            1996             1995
                                     ---------      ---------      -----------      -----------
Revenues:
   Rental income                     $ 309,714      $ 382,774      $   649,749      $   777,758
   Interest income                         357            110              648              290
                                     ---------      ---------      -----------      -----------

     Total revenues                    310,071        382,884          650,397          778,048
                                     ---------      ---------      -----------      -----------

Costs and expenses:
   Rental operations                   189,986        193,933          376,021          446,422
   General and
      administrative                    31,500         31,500           63,000           63,000
   Interest                            227,775        367,084          451,830          751,363
   Depreciation and
      amortization                     117,711        204,450          235,422          410,900
                                     ---------      ---------      -----------      -----------

     Total costs and expenses          566,972        796,967        1,126,273        1,671,685
                                     ---------      ---------      -----------      -----------

Loss before equity in affiliate       (256,901)      (414,083)        (475,876)        (893,637)

Equity in income of affiliate            8,935          7,446            5,249            8,855
                                     ---------      ---------      -----------      -----------

Net loss                             ($247,966)     ($406,637)     ($  470,627)     ($  884,782)
                                     =========      =========      ===========      ===========

Net loss per limited partnership
unit:
Loss before equity in affiliate      ($  18.19)     ($  29.32)     ($    33.70)     ($    63.28)
Equity in income of affiliate              .63            .53              .37              .63
                                     ---------      ---------      -----------      -----------

Net loss                             ($  17.56)     ($  28.79)     ($    33.33)     ($    62.65)
                                     =========      =========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                           1996          1995
                                                        ---------     ---------

Cash flows from operating activities:
   Net loss                                             ($470,627)    ($884,782)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                          235,422       410,900
   Equity in income of affiliate                           (5,249)       (8,855)
   Changes in assets and liabilities:
     Increase in restricted cash                          (15,983)      (12,831)
     (Increase) decrease in accounts receivable            (2,514)        6,424
     (Increase) decrease in other assets                  (32,224)        5,639
     Increase in accounts payable - trade                  76,381        60,565
     Increase in accounts payable - related parties        22,851        45,430
     Decrease in accounts payable - taxes                (135,684)      (25,782)
     Increase in interest payable                         152,798       421,718
     (Decrease) increase in accrued liabilities            (8,336)       11,325
     Increase (decrease) in tenant security deposits        4,917          (924)
                                                        ---------     ---------

Net cash (used in) provided by operating
   activities                                            (178,248)       28,827
                                                        ---------     ---------

Cash flows from investing activities:
   Capital expenditures                                   (84,557)      (60,215)
                                                        ---------     ---------

Net cash used in investing activities                     (84,557)      (60,215)
                                                        ---------     ---------

Cash flows from financing activities:
   Proceeds from debt financing                           257,190        48,523
   Principal payments                                           0        (7,829)
                                                        ---------     ---------

Net cash provided by  financing activities                257,190        40,694
                                                        ---------     ---------

(Decrease) increase in cash and cash equivalents           (5,615)        9,306

Cash and cash equivalents at beginning of period           10,685        14,849
                                                        ---------     ---------

Cash and cash equivalents at end of period              $   5,070     $  24,155
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS III
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

      (b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 1996           DIVERSIFIED HISTORIC INVESTORS III
       -------------

                                 By: Dover Historic Advisors II, General Partner

                                   By: DHP, Inc., Partner


                                     By:       /s/ Donna M. Zanghi
                                        ------------------------------
                                               DONNA M. ZANGHI
                                               Secretary and Treasurer