Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1996-11-04
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                              ----------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------    -------------
Commission file number                          0-15843
                       -----------------------------------------------

                          DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                         23-2391927
-------------------------------      ---------------------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization        Identification No.)

            Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
                              N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                Yes        No   X
                                         ------    ------

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1996, Registrant had cash of $17,122. Such funds are expected to be used to pay liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1996, Registrant had restricted cash of $205,041 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In  recent  years  the  Registrant  has  realized
significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Registrant does not receive any of the distributable cash, the Registrant has feasible loan modifications in place on all of its properties. However, in each of these cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Due  to the relatively recent rehabilitations  of
the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. The first mortgage holder for Lincoln Court and Green Street Apartments has agreed that, in the event a need for capital expenditures arises with respect to either property, it will fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter of 1996.

                      In August 1996 the Registrant refinanced $1,268,000 of the first mortgage on Lincoln Court. The refinancing has an interest rate of 9.125%, is payable in monthly installments of $10,317 and is due in September 2003.

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $280,510 ($19.86 per limited partnership unit) compared to a net loss of $453,020 ($32.08 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $751,138 ($53.19 per limited partnership unit) compared to a net loss of $1,337,802 ($94.73 per limited partnership unit) for the same period in 1995.

                     Rental income decreased $113,680 from $410,220 in the third quarter of 1995 to $296,540 in the same period in 1996 and decreased $241,689 from $1,187,978 for the first nine months of 1995 to $946,289 in the same period in 1996. The decrease from the third quarter and the first nine months of 1995 to the same periods in 1996 is the result of the foreclosure of Cathedral Court in January 1996 partially offset by an increase in rental income due to an increase in average occupancy (77% to 86%) at Lincoln Court and an increase at the Loewy Building due to higher average rental rates.

                      Expense for rental operations decreased by $109,519 from $255,098 in the third quarter of 1995 to $145,579 in the same period in 1996 and decreased by $179,920 from $701,520 for the first nine months of 1995 to $521,600 in the same period in 1996. The decrease from the third quarter and the first nine months of 1995 to the same periods in 1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase in maintenance, commissions and management fee expense. Maintenance expense increased due to improvements made at Lincoln Court. Commissions expense increased due to commissions paid on a lease extension at the Loewy Building by a tenant who leases 34% of the building. Management fee expense increased due to higher rental income at the Loewy Building. In addition, management fees increased at Lincoln Court for the first nine months of 1996 as compared to the same period in 1995 due to higher rental income.

                      Interest expense decreased by $54,653 from $350,829 in the third quarter of 1995 to $296,176 in the same period in 1996 and decreased $354,186 from $1,102,192 for the first nine months of 1995 to $748,006 in the same period in 1996. The decrease for the three and nine month periods is mainly the result of the foreclosure of Cathedral Court partially offset by an increase at Lincoln Court due to a higher average balance of the mortgage due to advances made by the mortgage holder.

                     Depreciation and amortization expense decreased $89,512 from $208,450 in the third quarter of 1995 to $118,938 in the same period in 1996 and decreased $264,990 from $619,350 for the first nine months of 1995 to $354,360 in the same period in 1996. The decrease is the result of the foreclosure of Cathedral Court.

                      Losses incurred during the quarter at the Registrant's properties amounted to $250,000, compared to a loss of approximately $393,000 for the same period in 1995. For the first nine months of 1996 the Registrant's properties recognized a loss of $632,000 compared to approximately $1,162,000 for the same period in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $144,000 at Lincoln Court including $35,000 of depreciation expense, compared to a loss of $98,000 in the third quarter of 1995, including $34,000 of depreciation expense. The increase in the loss from the third quarter of 1995 to the same period in 1996 is due to an increase in maintenance and interest expense. Maintenance expense increased due to improvements made at the property in order to attract more tenants and interest expense increased due to a higher average balance of the mortgage due to advances for improvements made by the mortgage holder.

                     For  the  first  nine months of 1996,  Registrant
incurred a loss of $307,000 at Lincoln Court including $104,000 of depreciation expense, compared to a loss of $256,000 for the same period in 1995, including $103,000 of depreciation expense. The increase in the loss from the first nine months of 1995 to the same period in 1996 is the result of an increase in maintenance, management fees and interest expense partially offset by an increase in rental income due to an increase in occupancy (77% to 86%). Maintenance expense increased due to improvements made at the property. Management fees increased due to the higher rental income and interest expense increased due to a higher average balance of the mortgage due to advances made by the mortgage holder.

                     In the third quarter of 1996, Registrant incurred a loss of $31,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $39,000 including $15,000 of depreciation expense in the second quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $109,000 at the Green Street Apartments including $44,000 of depreciation expense, compared to a loss of $118,000 for the same period in 1995, including $44,000 of depreciation expense. The decrease in the loss for the quarter and the first nine months of 1995 to the same periods in 1996 is the result of an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                     In the third quarter of 1996, Registrant incurred a loss of $75,000 at the Loewy Building, including $65,000 of depreciation expense, compared to a loss of $76,000 including $65,000 of depreciation expense in the second quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $216,000 at the Loewy Building including $195,000 of depreciation expense, compared to a loss of $230,000 for the same period in 1995, including $195,000 of depreciation expense. The decreased loss from the first nine months of 1995 to the same period in 1996 is the result of an increase in rental income due to higher average rental rates partially offset by an increase in commissions and management fee expense. Management fees expense increased due to the higher rental income and commissions expense increased due to a lease extension with the tenant who leases 34% of the building.

                     In the third quarter of 1996, Registrant incurred a loss of $0 at Cathedral Court compared to a loss of $180,000 including $83,000 of depreciation expense in the second quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $0 at Cathedral Court compared to a loss of $558,000 for the same period in 1995, including $250,000 of depreciation expense. The decrease in the loss from the third quarter and the first nine months of 1995 to the same periods in 1996 is due to the fact that the property was foreclosed by the lender in January 1996. The Registrant wrote off the property as of December 31, 1995.

                    Summary of Minority Interests

                     In the third quarter of 1996, the Registrant recognized income of $15,101 at Magazine Place compared to a net loss of $17,591 in the third quarter of 1995. For the first nine months of 1996 the Registrant recognized income of $20,350 compared to a net loss of $8,736 for the same period in 1995. The Registrant accounts for this investment on the equity method. The increase is due to higher overall occupancy of the property combined with an overall decrease in operating expenses.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                                Assets

                                                  September 30, 1996        December 31, 1995
                                                     (Unaudited)
                                                  ------------------        -----------------
Rental properties, at cost:
Land                                                   $     465,454            $     465,454
Buildings and improvements                                11,941,859               11,857,302
Furniture and fixtures                                        86,351                   86,351
                                                          ----------               ----------
                                                          12,493,664               12,409,107
Less - Accumulated depreciation                           (4,344,281)              (3,991,148)
                                                          ----------               ----------
                                                           8,149,383                8,417,959

Cash and cash equivalents                                     17,122                   10,685
Restricted cash                                              205,041                  108,288
Accounts and notes receivable                                  6,213                    7,385
Investment in affiliate                                      296,530                  276,180
Other  assets  (net  of  amortization   of
$71,002 and $69,775 at September 30,  1996
and December 31, 1995, respectively)
                                                             165,008                   66,975
                                                          ----------               ----------
       Total                                            $  8,839,297             $  8,887,472
                                                          ==========               ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                                       $  8,442,842            $  7,776,693
Accounts payable:
       Trade                                                688,951                 579,664
       Related parties                                      567,477                 533,200
       Taxes                                                 13,223                 155,907
Interest payable                                            804,881                 755,866
Other liabilities                                             9,988                  15,399
Tenant security deposits                                     47,251                  54,919
                                                         ----------              ----------

       Total liabilities                                 10,574,613               9,871,648

Partners' equity                                         (1,735,316)               (984,176)
                                                         ----------              ----------
       Total                                           $  8,839,297            $  8,887,472
                                                         ==========              ==========

The accompanying notes are an integral part of these financial statements.


                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)
                                               Three months                      Nine months
                                            ended September 30,              ended September 30,
                                            1996            1995             1996            1995
                                          --------        --------         --------        --------
Revenues:
   Rental income                          $ 296,540      $   410,220     $   946,289       $1,187,978
   Interest income                               41              228             689              518
                                            -------          -------         -------        ---------
   Total revenues                           296,582          410,448         946,978        1,188,496
                                            -------          -------         -------        ---------
Costs and expenses:
   Rental operations                        145,579          255,098         521,600          701,520
   General and
      administrative                         31,500           31,500          94,500           94,500
   Interest                                 296,176          350,829         748,006        1,102,192
   Depreciation and
      amortization                          118,938          208,450         354,360          619,350
                                            -------          -------         -------        ---------
   Total costs and expenses                 592,193          845,877       1,718,466        2,517,562

Loss before equity in affiliate            (295,611)        (435,429)       (771,488)      (1,329,066)
                                           --------         --------       ---------        ---------
Equity in income (loss) of
affiliate                                    15,101          (17,591)         20,350           (8,736)
                                           --------         --------       ---------        ---------
Net loss                                 ($ 280,510)     ($  453,020)    ($  751,138)     ($1,337,802)
                                           ========         ========       =========        =========
Net loss per limited partnership
unit:
Loss before equity in affiliate      ($      20.93)   ($      30.83)  ($      54.63)   ($      94.11)
Equity in income (loss) of
affiliate                                     1.07            (1.25)           1.44             (.62)
                                             -----            -----           -----            -----
Net loss                             ($      19.86)   ($      32.08)  ($      53.19)   ($      94.73)
                                             =====            =====           =====            =====

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)
                                                                   Nine months ended
                                                                     September 30,
                                                                    1996              1995
                                                                  --------          --------
Cash flows from operating activities:
 Net loss                                                        ($  751,138)      ($1,337,802)
 Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
 Depreciation and amortization                                       354,360           619,350
 Equity in (income) loss of affiliate                                (20,350)            8,736
 Changes in assets and liabilities:
 Increase in restricted cash                                         (96,753)          (49,811)
 Decrease in accounts receivable                                       1,172             1,332
 (Increase) decrease in other assets                                 (99,263)            6,903
 Increase in accounts payable - trade                                109,287           104,693
 Increase in accounts payable - related parties                       34,277            45,430
 Decrease in accounts payable - taxes                               (142,684)          (36,282)
 Increase in interest payable                                         49,016           653,883
 (Decrease) increase in accrued liabilities                           (5,411)            6,117
 (Decrease) increase in tenant security deposits                      (7,668)           12,505
                                                                    --------           -------
Net cash (used in) provided by operating activitie s                (575,155)           35,054
                                                                    --------           -------
Cash flows from investing activities:
 Capital expenditures                                                (84,557)         (145,316)
                                                                    --------           -------
Net cash used in investing activities                                (84,557)         (145,316)
                                                                    --------           -------
Cash flows from financing activities:
 Proceeds from debt financing                                        666,149           117,794
 Principal payments                                                        0            (7,829)
                                                                    --------           -------
Net cash provided by  financing activities                           666,149           109,965
                                                                    --------           -------
Increase (decrease) in cash and cash equivalents                       6,437              (297)

Cash and cash equivalents at beginning of period                      10,685            14,849

Cash and cash equivalents at end of period                        $   17,122       $    14,552
                                                                    ========           =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                             $406,278          $464,107

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

                      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                For information concerning the termination of certain legal proceedings regarding foreclosure of Registrant's former Cathedral Court property, see Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                   (b)   Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 1, 1996       DIVERSIFIED HISTORIC INVESTORS III

                                 By: Dover Historic Advisors II,
                                 General Partner

                                     By: DHP, Inc., Partner


                                         By: /s/ Donna M. Zanghi
                                             DONNA M. ZANGHI
                                             Secretary and Treasurer