Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1997-04-08
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    -----------------
Commission file                             0 - 15843
                ------------------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-2391927
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

       SUITE 500,  1521 LOCUST STREET, PHILADELPHIA, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: 13,981.5 Units

                 UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                               Yes   X   No

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1996, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

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

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                     Due to insufficient cash flow at Cathedral Court General Partnership ("CCGP") from the property owned by it, CCGP ceased making debt service payments in 1989. In January 1990, CCGP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Although a plan of reorganization was filed, it was not approved. Pursuant to a settlement agreement reached with the first mortgage holder on July 31, 1993 the bankruptcy was dismissed. The terms of the settlement agreement called for payment to the first mortgage holder by CCGP of certain monies held, and for CCGP to continue to control the property. CCGP anticipated that, subsequent to the bankruptcy's dismissal, the first mortgage holder would attempt to sell the loan, but that the Registrant would be given a right of first refusal. In September 1994, due to the inability of the first mortgage holder and CCGP to reach an agreement regarding CCGP's purchase of the loan, the first mortgage holder petitioned the Circuit Court for the City of Baltimore in the matter of Harrington v. Cathedral Court General Partnership, Case No. 89340045/CE 106281, to have a receiver appointed, and such petition was granted. Pursuant to the appointment of the receiver, CCGP was directed to deliver immediate possession of any and all property connected with and used in the current operation of the property to the receiver and on January 22, 1996 the lender foreclosed on the property. The
Registrant accounted for the foreclosure of the property as of December 31, 1995.

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

                     As of December 31, 1996, Registrant owned four properties (or interests therein), located in Pennsylvania (two), Louisiana (one), and North Carolina (one). Three properties are operating as apartment buildings and one property is operating as a commercial/office building. In total, the four properties contain 133 apartment units and 63,300 square feet ("sf") of commercial/retail space. As of December 31, 1996, 122 of the apartment units were under lease at monthly rental rates ranging from $435 to $1,540. In addition, 60,690 sf of the commercial space was under lease at annual rates ranging from $6.00 per sf to $14.16 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

        As of the date hereof, Registrant owned four properties, or interests therein. A summary description of each property held at December 31, 1996 is given below.

                a.   Lincoln Court - consists of 58 apartment units in
three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the Property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred, which were funded by Registrant's equity contributions), including mortgage financing of $1,730,000, (total balance due of $1,275,998 at December 31, 1996 including $10,038 of accrued interest) and a note payable of $10,000 (total balance due of $10,000 at December 31, 1996). The first mortgage loan bears interest at prime plus 1.25% with a minimum of 9.5% and a maximum of 14.5%. The rate was 9.5% and 9.75% at
December 31, 1996 and 1995, respectively. The other mortgage loan bears interest at prime plus 1%. The rate was 9.25% and 9.5% at December 31, 1996 and 1995, respectively. Such mortgage is payable interest only in monthly installments, and was due in 1994. The note payable bears interest at 10% payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan (total balance due of $120,020 at December 31, 1996 including $19,742 of accrued interest) was obtained which bears interest at prime plus 1.25%. The rate was 9.5% and 9.75% at December 31, 1996 and 1995, respectively and was due in 1994. In 1991, an $100,000 third mortgage loan (total balance due of $131,668 at December 31, 1996 including $24,548 of accrued interest) was made which bears interest at 11%, principal and interest payable monthly, and was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage (principal balance of $1,265,960 at December 31, 1996). The new loan bears interest at 9.125%, is payable in monthly installments of principal and interest of $10,317 and is due in September 2003. The property is managed by BCMI. As of December 31, 1996, 51 residential units were under lease (88%) at monthly rents ranging from $435 to $1,400.

                 All leases are renewable, one-year leases. The occupancy for the previous four years was 81% for 1995, 58% for 1994, 63% for 1993 and 79% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $3,727,534 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,226 which is based on assessed value of $365,760 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Green Street Apartments - consists of 18 apartment units in three adjoining buildings located at 1826-1828-1830 Green Street in Philadelphia, Pennsylvania. In July 1987, Registrant acquired its interest in this property by purchasing a 99% general partnership interest in 18th & Green Associates General Partnership ("18th & Green"), a Pennsylvania general partnership, for $800,000. 18th & Green contracted to acquire and rehabilitate the Property for $1,600,000 ($100 per sf). Additionally, $100,000 of cash/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution and mortgage financing of $900,000 (total balance due of $1,512,676 at December 31, 1996 including $202,524 of accrued interest) which bears interest at 12%. During 1990, Registrant defaulted on its mortgage loan and the lender obtained a confession of judgment pursuant to the loan documents. Registrant petitioned the court to open the judgment and negotiated a settlement with the lender. The settlement required the Registrant to make payments toward delinquent interest in December 1990 and April 1991. Registrant did not make the April 1991 payment; however, no notice of default was received from the lender. In 1992, the Resolution Trust Corporation ("RTC") took over control of the lender. The Registrant received notice in 1993 that the RTC had sold the loan. The purchaser of the note contacted the Registrant who attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity was extended to 1999 with monthly payments of interest to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI. As of December 31, 1996, 16 apartments were under lease (89%) at monthly rents ranging from $490 to $705.

                 All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 1995, 99% for 1994, 98% for 1993 and 91% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $1,480,897 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $15,470 which is based on assessed value of $187,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. The Loewy Building - consists of two adjoining buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 63,300 sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (total balance due of $4,325,754 at December 31, 1996 including $540,854 of accrued interest) and a $500,000 note payable to the Developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5%. Triad obtained $200,000 of additional financing in 1987 to fund cost overruns resulting from delays and changes in rehabilitation and construction plans, (total balance due of $281,160 at December 31, 1996 including $81,160 of accrued interest) and interest at prime with a minimum of 6% and a maximum of 8% adjusting annually on January 2, (the rate was 8% at December 31, 1996 and 1995) and the Registrant advanced an additional $1,098,000. The property is managed by BCMI. As of December 31, 1996, 60,690 sf were rented (96%) at annual rates ranging from $6.00 to $14.16 per sf.

                The occupancy for the previous four years has been 95% for 1995, 93% for 1994, 93% for 1993 and 79% for 1992. The range for annual rents has been $6.00 to $12.93 per sf for 1995, $6.95 to $14.08 per sf for 1994, $6.95 to $13.41 per sf for 1993 and $7.08 to $13.08
per sf for 1992. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a bank, a law firm and a retail store.

                The following is a table showing commercial lease expirations at Loewy Building for the next five years.

                                              Total annual         % of gross
          Number of         Total sf of       rental covered      annual rental
 Years leases expiring    expiring leases   by expiring leases   from property

 1997        2                 23,241           $ 212,246              31%
 1998        4                 26,149             334,152              48%
 1999        2                  8,100              99,695              14%
 2000        1                  3,200              45,312               7%

                There are two commercial leases which expire in 1997. The first lease is for 15,546 sf and, although no negotiations have taken place, the Registrant expects the tenant to renew at current market rates. The second lease is for 7,695 sf and the Registrant expects the tenant to exercise the renewal option in its lease. For tax purposes of depreciation, this property has federal tax basis of $6,118,865 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $21,825 which is based on an assessed value of $1,657,900 taxed at a rate of $1.3164 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d. Magazine Place - is a four story building consisting of 57 apartment units located at 730 Magazine Street in New Orleans, Louisiana. In October 1986, the Registrant was admitted with a 60% general partnership interest in Magazine Place Limited Partnership ("MPP"), a Louisiana partnership, for a cash contribution of $600,000. Registrant believes that its acquisition of a majority general partnership interest in MPP, though technically non-compliant with the provisions of Registrant's partnership agreement disapproving of investments in limited partnerships, will have no adverse impact on Registrant's limited partners. Registrant subsequently made an additional equity contribution of $142,393 to fund certain fees incurred by MPP. MPP acquired and rehabilitated the property for $4,091,393 ($51 per sf), including mortgage financing of $3,050,000 (principal balance of $2,881,365 at December 31, 1996) and cash contributions by limited partners of $344,000. The mortgage note bears interest at 10%, is payable in monthly installments of principal and interest of $26,766, and is due in 1999. The excess proceeds from equity investments and mortgage financing over the acquisition and rehabilitation costs were utilized to provide working capital reserves. In 1987, Registrant made an equity contribution of $7,000 (MPP's other partners contributed cash in the amount of $28,000 in
1987) to fund operating deficits incurred during the lease-up period. According to the Amended and Restated Partnership Agreement, the Registrant's interest in MPP will be reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date is the date on which the Registrant will have received a return of its initial capital contribution. For purposes of determining the First Conversion Date, the Registrant will be deemed to have received a return of its initial capital contribution when the sum of the following amounts equals $600,000: (i) cash distributions from MPP; (ii) investment tax credit allocable to the Registrant; and (iii) 50% of the aggregate of MPP's net losses and deductions allocable to the Registrant. As of December 31, 1994, the Registrant had received a return of its initial capital and the Registrant's interest in the MPP was reduced to 40%. Since that date, the Registrant has accounted for its investment in MPP on the equity basis. The property is managed by an independent property management firm. As of December 31, 1996, 55 residential units were under lease (96%) at monthly rents ranging from $610 to $1,240.

                 All leases are renewable, one-year leases. The occupancy for the previous four years was 91% for 1995, 89% for 1994, 97% for 1993 and 90% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $2,586,532 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,077 which is based on assessed value of $79,000 taxed at a rate of $17.819 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.        Legal Proceedings

              a. To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

               No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 23 Units of record were sold or exchanged in 1996.

                b. As of December 31, 1996, there were 1,577 record holders of Units.

                c. Registrant did not declare any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         1996       1995        1994        1993        1992

 Rental income        $1,254,573 $1,658,031 $ 2,016,023 $ 1,971,274 $ 1,991,600
 Interest income           1,229        840       1,005       3,365       6,131
 Net loss             (1,017,308)  (533,933) (1,756,104) (1,719,611) (1,221,214)
 Net loss per Unit        (72.03)    (37.80)    (124.35)    (121.76)     (86.54)
 Total assets (net of  8,711,971  8,887,472  18,771,092  19,662,834  20,848,362
 depreciation and
 amortization)
 Debt obligations      8,414,901  7,776,693  15,216,724  14,642,621  14,337,159

Note: See Part II. Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At  December  31, 1996, Registrant  had  cash  of
approximately $20,862. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $203,796 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Registrant does not receive any of the distributable cash (see Item 2. Properties), the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $87,609 and $169,445 during 1996 and 1995, respectively, at Lincoln Court.

                      The  Registrant  will  seek  to  refinance   the
outstanding mortgage on the Loewy Building which is scheduled to mature in November 1997. There can be no assurances that such financing will be available and, if not, the property will be marketed for sale.

                    Results of Operations

                 During 1996, Registrant incurred a net loss of $1,017,308 ($72.03 per limited partnership unit), compared to a net loss of $533,993 ($37.80 per limited partnership unit) in 1995 and a net loss of $1,756,104 ($124.35 per limited partnership unit), in 1994. Included in the 1995 loss was an extraordinary gain of $1,316,188 due to the foreclosure of Cathedral Court.

                    Rental income decreased from $2,016,023 in 1994 to $1,658,031 in 1995 and to $1,254,573 in 1996. The decrease from 1995 to 1996 is due mainly to the foreclosure of Cathedral Court partially offset by an increase in rental income at Lincoln Court due to an increase in the average occupancy (81% to 96%) and an increase at the Loewy Building due to an increase in the average rental rates. The decrease from 1994 to 1995 is due to a decrease in rental income recognized by the Registrant at Magazine Place, due to the reduction in the Registrant's ownership interest in MPP (See Item 2.d. Magazine Place) partially offset by increases in rental income at Lincoln Court and Loewy Building due to higher average occupancy rates.

                     Other income decreased from $81,870 in 1994 to $0 in 1995 and 1996. The decrease from 1994 to 1995 and 1996 was the result of the receipt in 1994 of insurance proceeds resulting from a claim for water damage to several units in 1994 at Cathedral Court.

                      Rental operations expenses decreased from $1,335,727 in 1994 to $1,088,752 in 1995 and to $661,589 in 1996. The
decrease from 1995 to 1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase in maintenance expense due to improvements made at Lincoln Court and an increase in management fees and commissions expense at the Loewy Building due to a higher average occupancy. The decrease from 1994 to 1995 is due to change in accounting method as a result of the change in ownership at Magazine Place, partially offset by the overall increase in operating expenses such as utilities, maintenance, management fees, commissions and advertising, at Lincoln Court and Loewy Building, due to the higher occupancy.

                    Interest expense decreased from $1,478,380 in 1994 to $1,447,420 in 1995 to $983,145 in 1996. The decrease from 1995 to
1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase at Lincoln Court due to a higher average principal balance of the mortgage due to advances for improvements made by the mortgage holder. The decrease from 1994 to 1995 is the result an increase at Lincoln Court and Cathedral Court partially offset by a decrease at 18th and Green, and a change in accounting method as a result of the change in ownership at Magazine Place. Interest expense increased at Lincoln Court due to an increase in the principal balance upon which interest is accrued along with an increase in the interest rate. Cathedral Court interest expense increased due to an increase in the interest rate from 6% to 12% due to the expiration of a loan modification. Interest expense decreased at 18th and Green due to the accrual of interest in 1994 on amounts owed to an affiliate of the Registrant upon which interest had not been accrued in prior years.

                      Depreciation and amortization decreased from $927,774 in 1994 to $829,265 in 1995 to $478,758 in 1996. The
decrease from 1995 to 1996 is the result of the foreclosure of Cathedral Court partially offset by an increase in amortization expense at Lincoln Court due to the amortization of loan costs incurred in the refinancing of the first mortgage. The decrease from 1994 to 1995 is due to the change in the accounting method as a result of the change in ownership at Magazine Place.

                     In 1996, a loss of $812,000 was incurred at the Registrant's five properties compared to a loss of $149,000 in 1995 and a loss of $1,590,000 in 1994. A discussion of property operations/activities follows:

                In 1996, Registrant sustained a loss of $366,000 at Lincoln Court including $144,000 of depreciation and amortization expense compared to a loss of $300,000 including $137,000 of depreciation expense in 1995 and a loss of $285,000 including $137,000 of depreciation expense in 1994. The increase in the loss from 1995 to 1996 is the result of an increase in maintenance, interest, and amortization expense partially offset by an increase in rental income. Maintenance expense increased due to improvements made at the property in order to attract more tenants and interest expense increased due to a higher average principal balance of the mortgage due to advances for improvements made by the mortgage holder. Amortization expense increased due to the amortization of loan costs incurred in the refinancing of the first mortgage. Rental income increased due to an increase in the average occupancy (81% to 96%). The increase in the loss from 1994 to 1995 is the result of an increase in operating expenses such as management fees, commissions and advertising and an increase in interest expense partially offset by an increase in rental income. Operating expenses and rental income increased due to an increase in average occupancy (58% to 91%) and a corresponding increase in operating expenses. Interest expense increased due to an increase in the principal balance upon which interest is accrued along with an increase in the interest rate.

                On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 1995 and 1996. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 1996 was $578,903.

                In 1996, the Green Street Apartments sustained a loss of $146,000 including $59,000 of depreciation expense compared to a loss of $153,000 in 1995 including $59,000 of depreciation expense and a loss of $281,000 in 1994 including $59,000 of depreciation expense. The decrease in the loss from 1995 to 1996 is the result of an overall decrease in operating expenses due to operational efficiencies achieved at the property. The decrease from 1994 to 1995 is due primarily to the additional accrual of interest on the modified loan (See Part I. Item 2.c.) combined with the accrual of additional interest in 1994 of interest that should have been accrued in prior years.

                On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD obtained a judgment in the amount of $78,171 on this note in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during 1995 and 1996. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1996 was $45,070.

                In 1996, the Loewy Building sustained a loss of $300,000 including $261,000 of depreciation and amortization expense compared to a loss of $332,000 including $260,000 of depreciation expense in 1995 and a loss of $379,000 including $260,000 of depreciation expense in 1994. The decreased loss from 1995 to 1996 is mainly due to an increase in rental income due to higher average rental rates partially offset by an increase in commissions and management fee expense. Management fees expense increased due to the higher rental income and commissions expense increased due to a lease extension with the tenant who leases 34% of the building. The decrease in the loss from 1994 to 1995 is the result of an increase in rental income partially offset by an increase in operating expenses. Rental income increased due to an increase in average occupancy from 93% to 95% along with higher rental rates. Operating expenses such as utilities, maintenance and management fees increased due to the increase in occupancy and (with respect to management fees) the higher average rental rates.

                In 1996, Cathedral Court recognized income of $0 compared to income of $636,000 including $337,000 of depreciation expense in 1995 and a loss of $576,000 including $334,000 of depreciation expense in 1994. The 1995 loss without the effect of the foreclosure would have been $850,000. The increase in the loss from 1994 to 1995 is the result of an increase in interest expense due to an increase in the interest rate from 6% to 12% due to the expiration of a loan modification partially offset by a decrease in other income. Other income decreased due to the receipt of insurance proceeds in 1994 resulting from a claim for water damage in several units. Included in operations from 1995 is an extraordinary gain of $1,316,188 representing the excess of the liabilities satisfied over the fair market value of the Cathedral Court property.

               Summary of Minority Interests

                In 1996, the Registrant incurred a net loss of $11,000 at Magazine Place compared to a loss of $19,000 in 1995 compared to $69,000 including $102,000 of depreciation expense in 1994. Prior to 1995, Magazine Place was treated as a consolidated subsidiary. Pursuant to the Partnership Agreement as discussed in Item 2. Properties, the Registrant's ownership interest was reduced to 40% as of December 31, 1994. From January 1, 1995 forward, the investment is accounted for by the equity method.

                Effective January 1, 1995, the Registrant adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Diversified Historic Investors III and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 29 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In recent years, the Partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 11, 1997

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

     Consolidated Balance Sheets at December 31, 1996 and 1995       15

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1996, 1995 and 1994                            16

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended December 31, 1996, 1995, and 1994      17

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1996, 1995 and 1994                            18

     Notes to consolidated financial statements                     19-27

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation          29

     Notes to Schedule XI                                            30




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets

                                           1996                   1995
Rental properties at cost:
   Land                               $   465,454           $   465,454
   Buildings and improvements          11,969,523            11,857,302
   Furniture and fixtures                  86,351                86,351
                                       ----------            ----------
                                       12,521,328            12,409,107
   Less - accumulated depreciation     (4,461,992)           (3,991,148)
                                       ----------            ----------
                                        8,059,336             8,417,959

Cash and cash equivalents                  20,862                10,685
Restricted cash                           203,796               108,288
Accounts receivable                         8,058                 7,385
Investment in affiliate                   264,762               276,180
Other assets (net of accumulated
   amortization of $77,689 and $69,775)   155,157                66,975
                                       ----------            ----------
               Total                  $ 8,711,971           $ 8,887,472
                                       ==========            ==========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                   $ 8,414,901           $ 7,776,693
   Accounts payable:
        Trade                             752,257               579,664
        Related parties                   578,903               533,200
        Taxes                                   0               155,907
   Interest payable                       888,864               755,866
   Tenant security deposits                52,506                54,919
   Other liabilities                       26,024                15,399
                                       ----------             ---------
               Total liabilities       10,713,455             9,871,648
                                       ----------             ---------
Partners' equity                       (2,001,484)             (984,176)
                                       ----------             ---------
               Total                  $ 8,711,971           $ 8,887,472
                                       ===========            =========
The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994


                                           1996          1995          1994

Revenues:
   Rental income                       $ 1,254,573   $ 1,658,031  $  2,016,023
   Other income                                  0             0        81,870
   Interest income                           1,229           840         1,005
                                         ---------     ---------     ---------
     Total revenues                      1,255,802     1,658,871     2,098,898
                                         ---------     ---------     ---------
Costs and expenses:
   Rental operations                       661,589     1,088,752     1,335,727
   General and administrative              138,200       140,800       141,181
   Interest                                983,145     1,447,420     1,478,380
   Depreciation and amortization           478,758       829,265       927,774
                                         ---------     ---------     ---------
     Total costs and expenses            2,261,692     3,506,237     3,883,062
                                         ---------     ---------     ---------
Loss before minority interests and      (1,005,890)   (1,847,366)   (1,784,164)
   equity in affiliate
Minority interests' portion of loss              0        16,365        28,060
Equity in net loss of affiliate            (11,418)      (19,120)            0
                                         ---------     ---------     ---------
Loss before extraordinary item          (1,017,308)   (1,850,121)    1,756,104
Extraordinary gain                               0     1,316,188             0
                                         ---------     ---------     ---------
Net loss                               ($1,017,308)  ($  533,993) ($ 1,756,104)
                                         =========     =========     =========
Net loss per limited partnership unit:
Loss before minority interests and          (71.22)      (130.80)      (126.33)
   equity in affiliate
Minority interests' portion of loss              0          1.15          1.99
Equity in net loss of affiliate               (.81)        (1.35)            0
                                            ------       -------       -------
Loss before extraordinary item              (72.03)      (131.00)      (124.35)
Extraordinary gain                               0         93.20             0
                                            ------       -------       -------
                                          ($ 72.03)    ($  37.80)    ($ 124.35)
                                            ======        ======       =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                      Dover
                                     Historic          Limited
                                  Advisors II(1)     Partners (2)      Total

Percentage participation in
  profit or loss                          1%            99%              100%

Balance at December 31, 1993           (99,981)      1,405,842       1,305,861
Net loss                               (17,561)     (1,738,543)     (1,756,104)
                                       -------       ---------       ---------
Balance at December 31, 1994          (117,542)       (332,701)       (450,243)
Net loss                                (5,339)       (528,594)       (533,933)
                                       -------       ---------       ---------
Balance at December 31, 1995          (122,881)       (861,295)       (984,176)
Net loss                               (10,173)     (1,007,135)     (1,017,308)
                                       -------       ---------       ---------
Balance at December 31, 1996         ($133,054)    ($1,868,430)    ($2,001,484)
                                       =======       =========       =========



 (1)   General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                              1996          1995       1994

Cash flows from operating activities:
   Net loss                               ($1,017,308) ($  533,993) ($1,756,104)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
Depreciation and amortization                 478,748      829,265      927,774
Extraordinary gain                                  0   (1,316,188)           0
Minority interests                                  0      (16,365)     (28,060)
Equity in loss of affiliate                    11,418       19,120            0
Changes in assets and liabilities:
   Increase in restricted cash                (95,508)     (45,897)      (7,552)
   (Increase) decrease in accounts receivable    (673)       7,450       (1,754)
   (Increase) decrease in other assets        (96,087)       1,604          380
   Increase in accounts payable - trade       172,594      204,853      331,553
   Increase (decrease) in accounts payable-
     related parties                           45,703       33,479     (206,364)
   (Decrease) increase in accounts payable-
     taxes                                   (155,907)      59,277       41,342
   Increase in interest payable               132,998      903,426      125,380
   (Decrease) increase in tenant security
      deposits                                 (2,413)     (31,928)      18,070
   Increase in other liabilities               10,625        1,942        8,338
      Net cash (used in) provided by          -------      -------      -------
              operating activities:          (515,810)     116,105     (546,997)
                                              -------      -------      -------
Cash flows from investing activities:
   Capital expenditures                      (112,221)    (302,989)     (18,609)
                                              -------      -------      -------
     Net cash used in investing activities:  (112,221)    (302,989)     (18,609)
                                              -------      -------      -------
Cash flows from financing activities:
   Proceeds from debt obligations             638,208       196,445     635,956
   Payments of principal under debt
     obligations                                    0       (30,313)    (61,853)
      Net cash provided by financing          -------       -------     -------
        activities:                           638,208       166,132     574,103
                                              -------       -------     -------
Increase (decrease) in cash and cash
  equivalents                                  10,177       (20,752)      8,497
Cash and cash equivalents at beginning of year 10,685        31,437      22,940
                                              -------       -------     -------
Cash and cash equivalents at end of year    $  20,862     $  10,685   $  31,437
                                              =======       =======     =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest   $ 558,411     $ 491,008   $ 299,696

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,891.5 in 1996, 1995, and 1994).

7.     Income Taxes

Federal and state income taxes are payable by the individual partners; accordingly, no provision or liability for income taxes is reflected in the annual financial statements.

8.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

9.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

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

12.    New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Partnership does not receive any of the distributable cash (see Note G), the Partnership has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

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

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                                      December 31,
                                                                   1996          1995
Mortgage  loan, interest at 11 1/2%, principal  and  interest  $ 3,784,900   $ 3,784,900
payable  monthly in installments with a minimum  of  $25,000, plus  70%  of  the gross revenues from the rental  of  10,330 square  feet  on the first and second floors of  the  related rental  property;  due November 1997; collateralized  by  the
related   rental  property;  accrued  interest  of   $540,955
relating to this loan is included in interest payable on  the balance sheet

Note, interest payable monthly at prime, with a minimum of 6%      200,000       200,000
and  a maximum of 8%, adjusting annually on January 2 (8%  at
December  31, 1996 and 1995); due in 1997; collateralized  by the  related  rental  property; accrued interest  of  $81,160 relating to this loan is included in interest payable on  the balance sheet

Allowed  unsecured  claims in the amount  of  $268,042;  non-      167,812       199,058
interest bearing

Priority  tax  claims  in  the  amount  of  $80,705   payable            0        36,638
commencing  February 1993 in equal quarterly installments  of
$5,056.   The  note  bears interest  at  9%  and  matured  in
November 1996

Note  payable,  interest  only  at  10%,  payable  quarterly;      10,000         10,000
principal due in 1994 (A)

Mortgage  loan,  interest only at  prime  plus  1%  (9.5%  at           0         80,000
December 31, 1995, respectively); payable annually; principal and  accrued  interest  due in 1994;  collateralized  by  the related rental property (B)

Mortgage  loan,  interest  at  9.125%,  payable  in   monthly   1,265,960              0
principal and interest installments of $10,317; principal due in  September  2003;  collateralized by  the  related  rental property

Mortgage  loan, interest at prime plus 1 1/4% with a  minimum   1,468,679      1,948,897
of  9.5%  and a maximum of 14.5%; 9.5% and 9.75% at  December
31,  1996  and  1995, respectively, principal  due  in  1999;
collateralized  by  the  related  rental  property;   accrued
interest  of  $10,038 relating to this loan  is  included  in interest payable on the balance sheet (C)

Mortgage  loan, interest at 11% per annum; principal  due  in     107,120        107,120
1999;  collateralized by the related rental property; accrued interest  of  $24,548 relating to this loan  is  included  in interest payable on the balance sheet (C)

Note,  interest  at  prime plus 1 1/4%  (9.5%  and  9.75%  at     100,278        100,278
December 31, 1996 and 1995, respectively); principal  due  in
1999;  collateralized by the related rental property; accrued interest  of  $19,742 relating to this loan  is  included  in interest payable on the balance sheet (C)

Mortgage loan, interest at 12%; payable interest only to  the extent of net operating income with a minimum monthly payment of  $5,750;  principal  due in 1999;  collateralized  by  the
related   rental  property;  accrued  interest  of   $202,524
relating to this loan is included in interest payable on  the
balance sheet (D)                                                1,310,152     1,309,802
                                                                ----------    ----------
                                                               $ 8,414,901   $ 7,776,693
                                                                ==========    ==========

(A) Although this obligation has matured, the lenders have not made any demand for payment.

(B) This loan was purchased in June 1996 by the first mortgage holder and is included in the first mortgage balance.

(C) In June 1996, the Partnership refinanced $1,268,000 of the first mortgage. Monthly payments of interest are to be made, on all three loans combined, in an amount equal to net operating income.

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

(D) On September 2, 1994, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

Approximate maturities of the mortgage loan obligations at December 31, 1996, for each of the succeeding five years are as follows:


                          1997                    $ 4,162,712
                          1998                              0
                          1999                      2,986,229
                          2000                              0
                          2001                              0
                          Thereafter                1,265,960
                                                   ----------
                                                  $ 8,414,901
                                                   ==========
NOTE G - COMMITMENTS AND CONTINGENCIES

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

The sellers of two of the properties (who have maintained minority interests in the Ventures) have agreed to reimburse the Partnership for cash flow deficits, as defined, of these properties for a five-year period (one property) and an eight-year period (one property). No reimbursements were made by the sellers pursuant to these agreements.

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

NOTE H - EXTRAORDINARY GAINS

Cathedral Court General Partnership ("CCGP") ceased making debt service payments in 1989. In January 1990, CCGP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Although a plan of reorganization was filed, it was not approved. Pursuant to a settlement agreement reached with the first mortgage holder on July 31, 1993 the bankruptcy was dismissed. The terms of the settlement agreement called for payment to the first mortgage holder by CCGP of certain monies held, and for CCGP to continue to control the property. In September 1994, due to the inability of the first mortgage holder and CCGP to reach an agreement regarding CCGP's purchase of the loan, the first mortgage holder petitioned the Circuit Court for the City of Baltimore in the matter of Harrington v. Cathedral Court General Partnership, Case No. 89340045/CE 106281, to have a receiver appointed, and such petition was granted. Pursuant to the appointment of the receiver, CCGP was directed to deliver immediate possession of any and all property connected with and used in the current operation of the property to the receiver and on January 22, 1996 the lender foreclosed on the property. The Partnership accounted for the foreclosure of the property as of December 31, 1995. The Partnership has recognized an extraordinary gain of $1,316,188 for the difference between the book value of the property (which approximates fair value) and the extinguished debt.

NOTE I - TRANSACTIONS WITH RELATED PARTIES

Included in debt obligations for 1996, 1995 and 1994 is $140,000 owed to an affiliate of the General Partner by one of the Partnership's Ventures, for additional amounts advanced for working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 1995 and 1996. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1996 was $578,903.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD confessed judgment in the amount of $78,171 against 18th and Green in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during both 1995 and 1996. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1996 was $45,070.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                           For the Years Ended December 31,
                                           1996           1995          1994
Net loss - book                        ($1,019,509)   ($ 550,993)   ($1,739,044)
Excess of tax over book depreciation        89,414       166,823        115,217
Interest                                         0       793,672        461,176
Gain on foreclosure                              0       216,411              0
Other timing differences                    23,940        (2,746)        (8,695)
Minority interest                          (21,859)      (19,675)        22,087
                                         ---------      --------     ----------
Net loss - tax                         ($  928,014)    $ 603,492   ($ 1,149,259)
                                         =========      ========     ==========

Partners' equity - book                ($2,001,484)   ($ 995,617)  ($   441,878)
1987 distribution of interest on escrow    (39,576)      (39,576)       (39,576)
deposits to limited partners
Costs of issuance                        1,697,342     1,697,342      1,697,342
Cumulative tax over (under) book loss      248,230       170,377       (986,854)
                                         ---------     ---------      ---------
Partners' equity - tax                 ($   95,488)    $ 832,526    $   229,034
                                         =========     =========      =========

                       SUPPLEMENTAL INFORMATION

                           DIVERSIFIED HISTORIC INVESTORS III
                                 (a limited partnership)

                   SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     DECEMBER 31, 1996

                                                            Cost
                                                         Capitalized
                    Initial Cost to Partnership (b)    Subsequent to
                                                        Acquisition

                                          Buildings
                                             and                 Date of  Date
Description (a)     Encumbrances  Land    Imprvmnts   Imprvmnts  Constr.  Acq.
                        (f)                                        (a)

64,000 square feet
of commercial space
in WInston-Salem,NC  $4,152,712  $308,624  $6,290,125  $476,976  1986-1988  1986

58 apartment units
in Philadelphia, PA   2,952,037    86,187   3,490,437       -    1986-1987  1986

18 apartment units
in Philadelphia,
PA                    1,310,152    70,643   1,559,017         0     1987
                      ---------   -------  ----------   -------
TOTAL                $8,414,901  $465,454 $11,339,579  $476,976
                      =========   =======  ==========   =======


                     Gross Amount at which Carried at
                     December 31, 1996
                                    Buildings
                                       and                        Accumulated
Description              Land      Improvements  Total (c) (d)   Depreciation
                                                                   (d) (e)
64,000 square feet
of commercial space
in Winston-Salem, NC   $308,624     $6,769,911     $7,078,535     $2,451,299

58 apartment units
in Philadelphia, PA      86,187      3,726,946      3,813,133      1,416,577

18 apartment units
in Philadelphia, PA      70,643      1,559,017      1,629,660        593,116
                        -------     ----------     ----------      ---------
TOTAL                  $465,454    $12,055,874    $12,521,328     $4,461,992
                        =======     ==========     ==========      =========

                  DIVERSIFIED HISTORIC INVESTORS III

                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to turnkey development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1996, for Federal income tax purposes is approximately $11,327,296. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                        1996            1995            1994
Balance at beginning of year:        $12,409,107     $25,570,608     $25,551,999
Additions during the year:
   Improvements                          112,221         297,731          18,609
                                      ----------      ----------      ----------
Deductions during the year:
   Retirements                                 0      (9,253,739)              0
   Deconsolidated subsidiary                   0      (4,205,493)              0
                                      ----------      ----------      ----------
Balance at end of year               $12,521,328     $12,409,107     $25,570,608
                                      ==========      ==========      ==========
Reconciliation of accumulated depreciation:
                                        1996            1995             1994
Balance at beginning of year         $ 3,991,148     $ 7,035,889     $ 6,108,115
Depreciation expense for the year        470,844         829,265         927,774
Retirements                                    0      (2,830,686)              0
Deconsolidated subsidiary                      0      (1,040,320)              0
                                      ----------      ----------      ----------
Balance at end of year               $ 4,461,992     $ 3,991,148     $ 7,035,889
                                      ==========      ==========      ==========
(E) See Note B to the financial statements for depreciation method and lives.

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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors II (DoHA-II), a Pennsylvania general partnership. The partners of DoHA-II are as follows:

Name                       Age   Position     Term of Office   Period Served
Gerald Katzoff             49    Partner in   No fixed term    Since February
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

                Gerald Katzoff (age 49) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D, LTD., (formerly The Dover Group, Ltd., the corporate parent of DHP, Inc.).

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

                Michael J. Tuszka (age 50) was appointed Chairman and Director of both D, LTD and DHP, Inc. on January 27, 1993. Mr. Tuszka resigned as Chairman and Director of both D, LTD and DHP, Inc. on June 30, 1996.

                  Donna M. Zanghi (age 40) was appointed Secretary/Treasurer of DHP, Inc. on June 15,1993. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with D, LTD, and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                Michele F. Rudoi (age 32) was appointed on January 27, 1993 as Assistant Secretary and Director of both D. LTD and DHP, Inc.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant has paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 1994 through 1996.

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


                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                                         a.      Consolidated  Balance
                          Sheets at December 31, 1996 and 1995.

                                              b.          Consolidated
                          Statements of Operations for the Years Ended
                          December 31, 1996, 1995 and 1994.

                                              c.          Consolidated
                          Statements of Changes in Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994.

                                              d.          Consolidated
                          Statements of Cash Flows for the Years Ended
                          December 31, 1996, 1995 and 1994.

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

                           (a) Exhibit   Document
                               Number

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

                                 21      Subsidiaries of the Registrant are
                                         listed in Item 2. Properties of this
                                         Form 10-K.

                           (b)  Reports on Form 8-K:

                                No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                           (c)  Exhibits:

                                See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS III

Date:  April 4, 1997          By: Dover Historic Advisors II, General Partner

                                  By: DHP, Inc., Partner

                                      By: /s/ Donna M. Zanghi
                                          DONNA M. ZANGHI,
                                          Secretary and Treasurer

                                      By: /s/ Michele F. Rudoi
                                          MICHELE F. RUDOI,
                                          Assistant Secretary

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                 Capacity                     Date

DOVER HISTORIC ADVISORS II          General Partner

By:  DHP, Inc., Partner

    By:  /s/ Donna M. Zanghi                                    April 4, 1997
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                   April 4, 1997
         MICHELE F. RUDOI,
         Assistant Secretary