Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1997-08-25
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1997, Registrant had cash of $17,271. Such funds are expected to be used to pay liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1997, Registrant had restricted cash of $172,942 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the Magazine Place, where the Registrant does not receive any of the distributable cash, the Registrant has feasible loan modifications in place at all of its properties. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the second quarter and the first six months of 1997 at Lincoln Court or 18th and Green.

                      The  Registrant  will  seek  to  refinance   the
outstanding mortgage on the Loewy Building which is scheduled to mature in November 1997. There can be no assurances that such financing will be available and, if not, the property will be marketed for sale.

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a net loss of $219,938 ($15.58 per limited partnership unit) compared to a net loss of $247,966 ($17.56 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant incurred a net loss of $483,777 ($34.26 per limited partnership unit) compared to a net loss of $470,627 ($33.33 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $8,305 from $309,714 in the second quarter of 1996 to $301,409 in the same period in 1997. The decrease from the second quarter of 1996 to the same period in 1997 is the result of a decrease in the average occupancy (98% to 92%) at the Loewy Building and at Lincoln Court (86% to 84%).

                     Rental income decreased $31,921 from $649,749 for the first six months of 1996 to $617,828 in the same period in 1997. The decrease from the first six months of 1996 to the same period in 1997 is the result a decrease in rental income at The Loewy Building due to a one-time recognition of rental income in the first quarter of 1996 (not repeated in 1997) that related to prior periods and was not previously accrued and a decrease in rental income at Lincoln Court due to a decrease in the average occupancy (87% to 84%).

                    Expense for rental operations decreased by $60,076 from $189,986 in the second quarter of 1996 to $129,910 in the same period in 1997. The decrease from the second quarter to the same period in 1997 is due to a decrease in management fees and real estate taxes expense at Lincoln Court and a decrease in leasing fees at The Loewy Building due to commissions relating to a lease extension in the second quarter of 1996. Management fees expense decreased due to a decrease in rental income while real estate taxes expense decreased due to a one-time payment in the second quarter of 1996 of penalties for unpaid real estate taxes.

                    Expense for rental operations decreased by $53,135 from $376,021 for the first six months of 1996 to $322,886 in the same period in 1997. The decrease from the first six months of 1996 to the same period in 1997 is due to a decrease in leasing fees at The Loewy Building due to commissions relating to a lease extension in the second quarter of 1996.

                    Interest expense increased by $7,532 from $227,775 in the second quarter of 1996 to $235,307 in the same period in 1997 and increased $18,397 from $451,830 for the first six months of 1996 to $470,227 in the same period in 1997. The increase for the three and six month periods is mainly the result of a higher average principal balance of the mortgage at Lincoln Court due to advances for improvements made by the mortgage holder.

                     Depreciation and amortization expense increased $7,046 from $117,711 in the second quarter of 1996 to $124,757 in the same period in 1997 and increased $14,091 from $235,422 for the first six months of 1996 to $249,513 in the same period in 1997. The increases are the result of an increase in amortization expense at the Loewy Building due to the amortization of leasing fees.

                      Losses incurred during the quarter at the Registrant's properties amounted to $174,000, compared to a loss of approximately $210,000 for the same period in 1996. For the first six months of 1997 the Registrant's properties recognized a loss of $392,000 compared to approximately $383,000 for the same period in 1996.

                    In the second quarter of 1997, Registrant incurred a loss of $71,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $93,000 in the second quarter of 1996, including $35,000 of depreciation and amortization expense. The decrease in the loss from the second quarter of 1996 to the same period in 1997 is the result of a decrease in real estate taxes expense due to the payment in the second quarter of 1996 of penalties for unpaid real estate taxes and a decrease in management fees expense due to a decrease in rental income partially offset by an increase in interest expense due to a higher average principal balance of the mortgage due to advances for improvements made by the mortgage holder and a decrease in rental income due to a decrease in the average occupancy (86% to 84%).

                     For the first six months of 1997, Registrant incurred a loss of $166,000 at Lincoln Court including $80,000 of depreciation and amortization expense, compared to a loss of $163,000 for the same period in 1996, including $69,000 of depreciation and amortization expense. The increase in the loss from the first six months of 1996 to the same period in 1997 is the result of an increase in interest expense due to a higher average principal balance of the mortgage due to advances for improvements made by the mortgage holder and a decrease in rental income due to a decrease in the average occupancy (87% to 84%).

                    In the second quarter of 1997, Registrant incurred a loss of $31,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $31,000 including $14,000 of depreciation expense in the second quarter of 1996 and for the first six months of 1997, Registrant incurred a loss of $78,000 including $29,000 of depreciation expense, compared to a loss of $79,000 for the same period in 1996, including $29,000 of depreciation expense. The decrease in the loss from the first six months of 1996 to the same period in 1997 is the result of an overall decrease in operating expenses due to operational efficiencies achieved at the property

                    In the second quarter of 1997, Registrant incurred a loss of $72,000 at the Loewy Building, including $66,000 of depreciation and amortization expense, compared to a loss of $86,000 including $65,000 of depreciation and amortization expense in the second quarter of 1996. The decreased loss is the result of a decrease in commissions expense due to a lease extension in the second quarter of 1996 partially offset by a decrease in rental income due to a decrease in average occupancy (98% to 92%) and an increase in amortization expense due to the amortization of leasing fees.

                     For  the  first  six months of  1997,  Registrant
incurred a loss of $148,000 at the Loewy Building including $133,000 of depreciation and amortization expense, compared to a loss of $141,000 for the same period in 1996, including $130,000 of depreciation and amortization expense. The increased loss from the first six months of 1996 to the same period in 1997 is the result of a decrease in rental income due to the recognition of rental income in the first quarter of 1996 that related to prior periods and was not previously accrued, combined with an increase in amortization expense due to the amortization of leasing fees partially offset by a decrease in commissions expense due to a lease extension with the tenant who leases 34% of the building in the second quarter of 1996.

                    Summary of Minority Interests

                     In the second quarter of 1997, the Registrant incurred a loss of $10 at Magazine Place compared to income of $8,935 in the second quarter of in 1996. For the first six months of 1997 the Registrant recognized income of $3,765 compared to income of $5,249 for the same period in 1996. The Registrant accounts for this investment on the equity method. The decrease in income from the first six months of 1996 to the same period in 1997 is due to an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        June 30, 1997         December 31, 1996
                                         (Unaudited)
Rental properties, at cost:
Land                                      $   465,454             $   465,454
Buildings and improvements                 11,973,585              11,969,523
Furniture and fixtures                         86,351                  86,351
                                           ----------              ----------
                                           12,525,390              12,521,328
Less - Accumulated depreciation            (4,702,212)             (4,461,992)
                                           ----------              ----------
                                            7,823,178               8,059,336

Cash and cash equivalents                      17,271                  20,862
Restricted cash                               172,942                 203,796
Accounts and notes receivable                   7,473                   8,058
Investment in affiliate                       268,527                 264,762
Other  assets  (net  of  amortization   of
$86,983 and $77,689 at March 31, 1997  and
December 31, 1996, respectively)              153,334                 155,157
                                           ----------              ----------
       Total                              $ 8,442,725             $ 8,711,971
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 8,407,392             $ 8,414,901
Accounts payable:
       Trade                                  811,654                 752,257
       Related parties                        601,754                 578,903
Interest payable                            1,037,454                 888,864
Other liabilities                              17,446                  52,506
Tenant security deposits                       52,286                  26,024
                                           ----------              ----------
       Total liabilities                   10,927,986              10,713,455
                                           ----------              ----------
Partners' equity                           (2,485,261)             (2,001,484)
                                           ----------              ----------
       Total                              $ 8,442,725             $ 8,711,971
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                     Three months             Six months
                                    ended June 30,           ended June 30,
                                   1997       1996          1997         1996

Revenues:
   Rental income                 $301,409   $309,714      $617,828    $ 649,749
   Interest income                    137        357           256          648
                                  -------    -------     ---------    ---------
   Total revenues                 301,546    310,071       618,084      650,397
                                  -------    -------     ---------    ---------
Costs and expenses:
   Rental operations              129,910    189,986       322,886      376,021
   General and
      administrative               31,500     31,500        63,000       63,000
   Interest                       235,307    227,775       470,227      451,830
   Depreciation and
      amortization                124,757    117,711       249,513      235,422
                                  --------   -------     ---------    ---------
   Total costs and expenses       521,474    566,972     1,105,626    1,126,273

Loss before equity in affiliate  (219,928)  (256,901)     (487,542)    (475,876)

Equity in income of affiliate         (10)     8,935         3,765        5,249
                                  -------    -------       -------    ---------
Net loss                        ($219,938) ($247,966)    ($483,777) ($  470,627)
                                  =======    =======       =======    =========
Net loss per limited partnership
unit:
Loss before equity in affiliate ($  15.57) ($  18.19)    ($  34.53) ($    33.70)
Equity in income of affiliate        (.01)       .63           .27          .37
                                  -------    -------       -------    ---------
Net loss                        ($  15.58) ($  17.56)    ($  34.26) ($    33.33)
                                  =======    =======       =======    =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                             Six months ended
                                                                June 30,
                                                          1997          1996
Cash flows from operating activities:
 Net loss                                             ($483,777)     ($470,627)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                          249,513        235,422
 Equity in income of affiliate                           (3,765)        (5,249)
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash                  30,854        (15,983)
 Decrease (increase) in accounts receivable                 585         (2,514)
 Increase in other assets                                (7,470)       (32,224)
 Increase in accounts payable - trade                    59,397         76,381
 Increase in accounts payable - related parties          22,851         22,851
 Decrease in accounts payable - taxes                         0       (135,684)
 Increase in interest payable                           148,590        152,798
 Decrease in accrued liabilities                           (220)        (8,336)
 (Decrease) increase in tenant security deposits         (8,578)         4,917
                                                        -------        -------
Net cash provided by (used in) operating activities       7,980       (178,248)
                                                        -------        -------
Cash flows from investing activities:
 Capital expenditures                                    (4,062)       (84,557)
                                                        -------        -------
Net cash used in investing activities                    (4,062)       (84,557)
                                                        -------        -------
Cash flows from financing activities:
 Proceeds from debt financing                                 0        257,190
 Principal payments                                      (7,509)             0
                                                        -------        -------
Net cash (used in) provided by financing activities      (7,509)       257,190
                                                        -------        -------
Decrease in cash and cash equivalents                    (3,591)        (5,615)

Cash and cash equivalents at beginning of period         20,862         10,685
                                                        -------        -------
Cash and cash equivalents at end of period             $ 17,271       $  5,070
                                                        =======        =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 25, 1997    DIVERSIFIED HISTORIC INVESTORS III

                          By: Dover Historic Advisors II, General Partner

                              By: EPK, Inc., Partner

                                  By: /s/ Donna M. Zanghi
                                      -----------------------
                                      DONNA M. ZANGHI
                                      Secretary and Treasurer