Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1997-11-17
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1997, Registrant had cash of $15,741. Such funds are expected to be used to pay liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $165,959 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Due  to the relatively recent rehabilitations  of
the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. The first mortgage holder for Lincoln Court, Green Street Apartments and Loewy Building, has agreed that, in the event a need for capital expenditures arises with respect to either property, it will fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter of 1997.

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant incurred a net loss of $216,850 ($15.35 per limited partnership unit) compared to a net loss of $280,510 ($19.86 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, the Registrant incurred a net loss of $700,627 ($49.61 per limited partnership unit) compared to a net loss of $751,138 ($53.19 per limited partnership unit) for the same period in 1996.

                     Rental income increased $9,388 from $296,540 in the third quarter of 1996 to $305,928 in the same period in 1997. The increase from the third quarter of 1996 to the same period in 1997 is the result of an increase in rental income at The Loewy Building due to an increase in the average rental rates, an increase at 18th and Green due to an increase in the average occupancy (94% to 97%) and an increase at Lincoln Court due to an increase in the average occupancy (78% to 86%) and in the average rental rates.

                     Rental income decreased $22,533 from $946,289 for the first nine months of 1996 to $923,756 in the same period in 1997. The decrease from the first nine months of 1996 to the same period in 1997 is the result of a decrease in rental income at The Loewy
Building due to a one-time recognition of rental income in the first quarter of 1996 (not repeated in 1997) that related to a prior period partially offset by an increase at 18th and Green due to an increase in the average occupancy (92% to 93%) and an increase at Lincoln Court due to an increase in the average rental rates.

                    Expense for rental operations decreased by $28,563 from $145,579 in the third quarter of 1996 to $117,016 in the same period in 1997. The decrease from the third quarter of 1996 to the same period in 1997 is mainly the result of a decrease in leasing fees at The Loewy Building partially offset by an increase in management fees expense at Lincoln Court due to an increase in rental income. At the Loewy Building, leasing fees decreased due to commissions relating to a lease extension in the second quarter of 1996 that were not repeated in 1997.

                     Expense for rental operations and decreased by $81,698 from $521,600 for the first nine months of 1996 to $439,902 in the same period in 1997. The decrease from the first nine months of 1996 to the same period in 1997 is mainly the result of a decrease in real estate taxes expense at Lincoln Court and a decrease in leasing fees and management fees expense at The Loewy Building. Real estate taxes expense at Lincoln Court decreased due to a one-time payment in the second quarter of 1996 of penalties for unpaid real estate taxes that increased tax expense over typical levels of tax expense. At the Loewy Building, leasing fees decreased due to commissions relating to a lease extension in the second quarter of 1996 that was not repeated in 1997 and management fees expense decreased due to a decrease in rental income.

                      Interest expense decreased by $60,254 from $296,176 in the third quarter of 1996 to $235,922 in the same period in 1997 and decreased $41,857 from $748,006 for the first nine months of 1996 to $706,149 in the same period in 1997. The decreases are due to the accrual of additional interest in the third quarter of 1996 that should have been accrued in prior years which did not recur in 1997.

                     Depreciation and amortization expense increased $18,413 from $118,938 in the third quarter of 1996 to $137,351 in the same period in 1997 and increased $32,504 from $354,360 for the first nine months of 1996 to $386,864 in the same period in 1997. The increases are the result of an increase in amortization expense at the Loewy Building due to the amortization of leasing fees and an increase in amortization expense at Lincoln Court due to the amortization of loan fees incurred in connection with the refinancing in June 1996.

                      Losses incurred during the quarter at the Registrant's properties amounted to $169,000, compared to a loss of approximately $250,000 for the same period in 1996. For the first nine months of 1997 the Registrant's properties recognized a loss of $561,000 compared to approximately $632,000 for the same period in 1996.

                     In the third quarter of 1997, Registrant incurred a loss of $62,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $144,000 in the third quarter of 1996, including $35,000 of depreciation and amortization expense. The decrease in the loss from the third quarter of 1996 to the same period in 1997 is due to an increase in rental income resulting from an increase in the average rental rates and the average occupancy (78% to 86%) and a decrease in interest expense partially offset by an increase in management fee expense. Interest expense decreased due to the accrual of additional interest in the third quarter of 1996 that should have been accrued in prior years and management fees expense increased due to the increase in rental income.

                     For the first nine months of 1997, Registrant incurred a loss of $228,000 at Lincoln Court including $120,000 of depreciation and amortization expense, compared to a loss of $307,000 for the same period in 1996, including $104,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is the result of an increase in rental income due to an increase in the average rental rates and a decrease in real estate taxes and interest expense partially offset by an increase in amortization expense. Real estate taxes expense decreased due to the payment in the second quarter of 1996 of penalties for unpaid real estate taxes and interest expense decreased due to the accrual of additional interest in the third quarter of 1996 that should have been accrued in prior years. Amortization expense increased due to the amortization of loan fees incurred in connection with the refinancing in June 1996.

                     In the third quarter of 1997, Registrant incurred a loss of $29,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $31,000 including $15,000 of depreciation expense in the third quarter of 1996 and for the first nine months of 1997, Registrant incurred a loss of $107,000 including $44,000 of depreciation expense, compared to a loss of $109,000 for the same period in 1996, including $44,000 of depreciation expense. The decrease in the loss for both the quarter and the first nine months of 1996 to the same periods in 1997 is the result of an increase in rental income due to increases in the average occupancy (94% to 97% in the third quarter and 92% to 93% for the first nine months).

                     In the third quarter of 1997, Registrant incurred a loss of $78,000 at the Loewy Building, including $79,000 of depreciation and amortization expense, compared to a loss of $75,000 including $65,000 of depreciation expense in the third quarter of 1996. The increased loss is the result of an increase in amortization expense due to the amortization of leasing fees partially offset by a decrease in commissions expense due to a commission paid in 1996 with respect to a lease extension in the second quarter of that year which was not repeated in 1997 and an increase in rental income due to an increase in average rental rates.

                     For  the  first  nine months of 1997,  Registrant
incurred a loss of $226,000 at the Loewy Building including $212,000 of depreciation and amortization expense, compared to a loss of $216,000 for the same period in 1996, including $195,000 of depreciation expense. The increased loss from the first nine months of 1996 to the same period in 1997 is the result of a decrease in rental income due to the recognition of rental income in the first quarter of 1996 (and not repeated in 1997) that related to a prior period and was not previously accrued, combined with an increase in amortization expense due to the amortization of leasing fees. The increases are partially offset by a decrease in commissions expense due to a lease extension with the tenant who leases 34% of the building in the second quarter of 1996 and a decrease in management fees expense due to the decrease in rental income.

                    Summary of Minority Interests

                     In the third quarter of 1997, the Registrant incurred a loss of $1,000 at Magazine Place compared to income of $15,000 in the third quarter of 1996. For the first nine months of 1997 the Registrant recognized income of $3,000 compared to income of $20,000 for the same period in 1996. The Registrant accounts for this investment on the equity method. The decrease is due to lower overall occupancy of the property combined with an overall increase in operating expenses.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                       September 30, 1997      December 31, 1996
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   465,454            $   465,454
Buildings and improvements                 11,990,229             11,969,523
Furniture and fixtures                         86,351                 86,351
                                           ----------             ----------
                                           12,542,034             12,521,328
Less - Accumulated depreciation            (4,822,321)            (4,461,992)
                                           ----------             ----------
                                            7,719,713              8,059,336

Cash and cash equivalents                      15,741                 20,862
Restricted cash                               165,959                203,796
Accounts and notes receivable                  11,624                  8,058
Investment in affiliate                       267,479                264,762
Other  assets  (net  of  amortization   of
$104,224 and $77,689 at September 30, 1997
and December 31, 1996, respectively)          243,596                155,157
                                           ----------             ----------
       Total                              $ 8,424,112            $ 8,711,971
                                           ==========             ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 8,405,930            $ 8,414,901
Accounts payable:
       Trade                                  860,136                752,257
       Related parties                        613,180                578,903
Interest payable                            1,175,948                888,864
Other liabilities                              18,143                 52,506
Tenant security deposits                       52,886                 26,024
                                           ----------             ----------
       Total liabilities                   11,126,223             10,713,455
                                           ----------             ----------
Partners' equity                           (2,702,111)            (2,001,484)
                                           ----------             ----------
       Total                              $ 8,424,112            $ 8,711,971
                                           ==========             ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                     Three months              Nine months
                                 ended September 30,       ended September 30,
                                   1997        1996         1997         1996
                                  ------      ------       ------       ------
Revenues:
   Rental income               $ 305,928   $ 296,540   $  923,756   $  946,289
   Interest income                    59          41          315          689
                                 -------     -------    ---------    ---------
   Total revenues                305,987     296,582      924,071      946,978
                                 -------     -------    ---------    ---------
Costs and expenses:
   Rental operations             117,016     145,579      439,902      521,600
   General and administrative     31,500      31,500       94,500       94,500
   Interest                      235,922     296,176      706,149      748,006
   Depreciation and
      amortization               137,351     118,938      386,864      354,360
                                 -------     -------    ---------    ---------
   Total costs and expenses      521,789     592,193    1,627,415    1,718,466
                                 -------     -------    ---------    ---------
Loss before equity in affiliate (215,802)   (295,611)    (703,344)    (771,488)
                                 -------     -------    ---------    ---------
Equity in (loss) income of
affiliate                         (1,048)     15,101        2,717       20,350
                                 -------     -------    ---------    ---------
Net loss                      ($ 216,850) ($ 280,510) ($  700,627) ($  751,138)
                                 =======     =======    =========    =========
Net loss per limited partnership
unit:
Loss before equity in affiliate($  15.27) ($   20.93) ($    49.80) ($    54.63)
Equity in (loss) income of
affiliate                      (     .08)       1.07          .19         1.44
                                 -------    --------    ---------    ---------
Net loss                       ($  15.35) ($   19.86) ($    49.61) ($    53.19)
                                 =======    ========    =========    =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                      1997              1996
Cash flows from operating activities:                ------            ------
 Net loss                                        ($  700,627)     ($  751,138)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                       386,864          354,360
 Equity in income of affiliate                        (2,717)         (20,350)
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash               37,837          (96,753)
 (Increase) decrease in accounts receivable           (3,566)           1,172
 Increase in other assets                           (114,974)         (99,263)
 Increase in accounts payable - trade                107,879          109,287
 Increase in accounts payable - related parties       34,277           34,277
 Decrease in accounts payable - taxes                      0         (142,684)
 Increase in interest payable                        287,084           49,016
 Decrease in accrued liabilities                      (7,881)          (5,411)
 Increase (decrease) in tenant security deposits         380           (7,668)
                                                     -------          -------
Net cash provided by (used in) by operating activities24,556         (575,155)
                                                     -------          -------
Cash flows from investing activities:
 Capital expenditures                                (20,706)         (84,557)
                                                     -------          -------
Net cash used in investing activities                (20,706)         (84,557)
                                                     -------          -------
Cash flows from financing activities:
 Proceeds from debt financing                              0          666,149
 Principal payments                                   (8,971)               0
                                                     -------          -------
Net cash (used in) provided by financing activities   (8,971)         666,149
                                                     -------          -------
(Decrease) increase in cash and cash equivalents      (5,121)           6,437

Cash and cash equivalents at beginning of period      20,862           10,685
                                                     -------          -------
Cash and cash equivalents at end of period          $ 15,741         $ 17,122
                                                     =======          =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                             $419,065         $406,278

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 17, 1997     DIVERSIFIED HISTORIC INVESTORS III
       -----------------
                             By: Dover Historic Advisors II, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Donna M. Zanghi
                                         ----------------------------
                                         DONNA M. ZANGHI
                                         Vice President and Secretary