Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1998-04-21
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1997
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    ------------------

Commission file                    0 - 15843
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1997, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

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

                     As of December 31, 1997, Registrant owned four properties (or interests therein), located in Pennsylvania (two), Louisiana (one), and North Carolina (one). Three properties are operating as apartment buildings and one property is operating as a commercial/office building. In total, the four properties contain 133 apartment units and 62,076 square feet ("sf") of commercial/retail space. As of December 31, 1997, 126 of the apartment units were under lease at monthly rental rates ranging from $375 to $1,450. In addition, 62,076 sf of the commercial space was under lease at annual rates ranging from $6.00 per sf to $16.21 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

        As of the date hereof, Registrant owned four properties, or interests therein. A summary description of each property held at December 31, 1997 is given below.

                a.   Lincoln Court - consists of 58 apartment units in
three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the Property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred, which were funded by Registrant's equity contributions), including mortgage financing of $1,730,000, (aggregate principal balance of $1,476,212 at December 31, 1997) and a note payable of $10,000 (total balance due of $10,000 at December 31, 1997). The first mortgage loan bears interest at prime plus 1.25% with a minimum of 9.5% and a maximum of 14.5%. The rate was 9.75% and 9.5% at December 31, 1997 and 1996, respectively. The other mortgage loan bears interest at prime plus 1%. The rate was 9.5% and 9.25% at December 31, 1997 and 1996, respectively. Such mortgage is payable interest only in monthly installments, and was due in 1994. The note payable bears interest at 10% payable interest only on a quarterly basis; the principal was due in 1994. All three mortgages are held by the same lender. In 1988, a $95,000 second mortgage loan (principal balance of $100,278 at December 31, 1997) was obtained which bears interest at prime plus 1.25%. The rate was 9.75% and 9.5% at December 31, 1997 and 1996, respectively and was due in 1994. In 1991, an $100,000 third mortgage loan (principal balance of $107,120 at December 31, 1997) was made which bears interest at 11%, principal and interest payable monthly, and was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage (principal balance of $1,256,565 at December 31, 1997). The new loan bears interest at 9.125%, is payable in monthly installments of principal and interest of $10,317 and is due in September 2003.

                The property is managed by BCMI. As of December 31, 1997, 57 residential units were under lease (98%) at monthly rents ranging from $375 to $1,450. All leases are renewable, one-year leases. The occupancy for the previous four years was 84% for 1996, 81% for 1995, 58% for 1994 and 63% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $3,736,630 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,226 which is based on assessed value of $365,760 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b.    The  Green  Street Apartments - consists  of  18
apartment units in three adjoining buildings located at 1826-1828-1830 Green Street in Philadelphia, Pennsylvania. In July 1987, Registrant acquired its interest in this property by purchasing a 99% general partnership interest in 18th & Green Associates General Partnership ("18th & Green"), a Pennsylvania general partnership, for $800,000. 18th & Green contracted to acquire and rehabilitate the Property for $1,600,000 ($100 per sf). Additionally, $100,000 of cash/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution and mortgage financing of $900,000 (principal balance of $1,314,181 at December 31, 1997) which bears interest at 12%. During 1990, Registrant defaulted on its mortgage loan and the lender obtained a confession of judgment pursuant to the loan documents. Registrant petitioned the court to open the judgment and negotiated a settlement with the lender. The settlement required the Registrant to make payments toward delinquent interest in December 1990 and April 1991. Registrant did not make the April 1991 payment; however, no notice of default was received from the lender. In 1992, the Resolution Trust Corporation ("RTC") took over control of the lender. The Registrant received notice in 1993 that the RTC had sold the loan. The purchaser of the note contacted the Registrant who attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity was extended to 1999 with monthly payments of interest to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI.

               As of December 31, 1997, 17 apartments were under lease (94%) at monthly rents ranging from $495 to $705. All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 1996, 92% for 1995, 99% for 1994 and 98% for 1993. The
monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $1,480,897 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $15,470 which is based on assessed value of $187,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. The Loewy Building - consists of two adjoining buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 62,076 sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (principal balance of $3,788,541 at December 31, 1997) and a $500,000 note payable to the Developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5% and is due in January 2012. The note was sold in September 1997. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income with a minimum monthly payment of $27,500. Triad obtained $200,000 of additional financing in 1987 to fund cost overruns resulting from delays and changes in rehabilitation and construction plans, (principal balance due of $200,000 at December 31, 1997) and interest at prime with a minimum of 6% and a maximum of 8% adjusting annually on January 2, (the rate was 8% at December 31, 1997 and 1996) and the Registrant advanced an additional $1,098,000. The property is managed by BCMI. As of December 31, 1997, 62,076 sf were rented (100%) at annual rates ranging from $6.00 to $16.21 per sf.

                The occupancy for the previous four years has been 88% for 1996, 95% for 1995, 93% for 1994 and 93% for 1993. The range for annual rents has been $6.00 to $14.16 per sf for 1996, $6.00 to $12.93 per sf for 1995, $6.95 to $14.08 per sf for 1994 and $6.95 to $13.41
per sf for 1993. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a bank, a law firm and a retail store.

                The following is a table showing commercial lease expirations at Loewy Building for the next five years.

                                               Total annual        % of gross
           Number of        Total sf of       rental covered     annual rental
Years   leases expiring   Expiring leases   by expiring leases   from property

 1998         5                38,423             432,345               59%
 1999         2                 8,100             102,494               14%
 2000         2                 7,858              99,658               14%
 2001         0                     0                   0                0%
 2002         1                 7,695              87,720               13%

                There are five commercial leases which expire in 1998.
The first lease is for 200 sf and, although no negotiations have taken place, the Registrant expects the tenant to renew at the current rental rate. The second lease is for 2,800 sf and the Registrant expects the tenant to exercise the renewal option in its lease. The third lease is for 2,302 sf and the Registrant expects the tenant to renew at current market rates. The fourth and fifth leases (33,121
sf) are with the same tenant and expire December 31, 1998. At this time no discussions have taken place but the Registrant expects the tenant to renew at current market rates. For tax purposes of depreciation, this property has federal tax basis of $6,135,016 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $19,776 which is based on an assessed value of $1,680,900 taxed at a rate of $1.1765 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d. Magazine Place - is a four story building consisting of 57 apartment units located at 730 Magazine Street in New Orleans, Louisiana. In October 1986, the Registrant was admitted with a 60% general partnership interest in Magazine Place Limited Partnership ("MPP"), a Louisiana partnership, for a cash contribution of $600,000. Registrant believes that its acquisition of a majority general partnership interest in MPP, though technically non-compliant with the provisions of Registrant's partnership agreement disapproving of investments in limited partnerships, will have no adverse impact on Registrant's limited partners. Registrant subsequently made an additional equity contribution of $142,393 to fund certain fees incurred by MPP. MPP acquired and rehabilitated the property for $4,091,393 ($51 per sf), including mortgage financing of $3,050,000 (principal balance of $2,846,753 at December 31, 1997) and cash contributions by limited partners of $344,000. The mortgage note bears interest at 10%, is payable in monthly installments of principal and interest of $26,766, and is due in 1999. The excess proceeds from equity investments and mortgage financing over the acquisition and rehabilitation costs were utilized to provide working capital reserves. In 1987, Registrant made an equity contribution of $7,000 (MPP's other partners contributed cash in the amount of $28,000 in
1987) to fund operating deficits incurred during the lease-up period. According to the Amended and Restated Partnership Agreement, the Registrant's interest in MPP will be reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date is the date on which the Registrant will have received a return of its initial capital contribution. For purposes of determining the First Conversion Date, the Registrant will be deemed to have received a return of its initial capital contribution when the sum of the following amounts equals $600,000: (i) cash distributions from MPP; (ii) investment tax credit allocable to the Registrant; and (iii) 50% of the aggregate of MPP's net losses and deductions allocable to the Registrant. As of December 31, 1994, the Registrant had received a return of its initial capital and the Registrant's interest in the MPP was reduced to 40%. Since that date, the Registrant has accounted for its investment in MPP on the equity basis.

                The property is managed by an independent property management firm. As of December 31, 1997, 52 residential units were under lease (91%) at monthly rents ranging from $610 to $1,240. All leases are renewable, one-year leases. The occupancy for the previous four years was 96% for 1996, 91% for 1995, 89% for 1994 and 97% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $2,500,448 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,077 which is based on assessed value of $79,000 taxed at a rate of $17.819 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 132 Units of record were sold or exchanged in 1997.

                b. As of December 31, 1997, there were 1,582 record holders of Units.

                c. Registrant did not declare any cash dividends in 1997 or 1996.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1997        1996        1995        1994        1993

 Rental income     $ 1,251,764 $ 1,254,573 $ 1,658,031 $ 2,016,023 $ 1,971,274
 Interest income           441       1,229         840       1,005       3,365
 Net loss           (1,017,497) (1,017,308)   (533,933) (1,756,104) (1,719,611)
 Net loss per Unit      (72.05)     (72.03)     (37.80)    (124.35)    (121.76)
 Total assets (net   8,196,299   8,711,971   8,887,472  18,771,092   19,662,834
 of depreciation
 and amortization)
 Debt obligations    8,418,142   8,414,901   7,776,693  15,216,724   14,642,621

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At December 31, 1997, Registrant had cash of approximately $308. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $126,684 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place at Lincoln Court, Green Street and the Loewy Building. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $0 and $87,609 during 1997 and 1996, respectively, at Lincoln Court.

                    Results of Operations

                     During 1997, Registrant incurred a net loss of $1,017,497 ($72.05 per limited partnership unit), compared to a net loss of $1,017,308 ($72.03 per limited partnership unit) in 1996 and a net loss of $533,993 ($37.80 per limited partnership unit) in 1995. Included in the 1995 loss was an extraordinary gain of $1,316,188 due to the foreclosure of Cathedral Court.

                    Rental income decreased from $1,658,031 in 1995 to $1,254,573 in 1996 and to $1,251,764 in 1997. The decrease from 1996 to 1997 is the result of a decrease in rental income at Loewy Building due to a decrease in the average rental rates partially offset by an increase in rental income at Lincoln Court due to an increase in the average rental rates. The decrease from 1995 to 1996 is due mainly to the foreclosure of Cathedral Court partially offset by an increase in rental income at Lincoln Court due to an increase in the average occupancy (81% to 96%) and an increase at the Loewy Building due to an increase in the average rental rates.

                      Rental operations expenses decreased from $1,088,752 in 1995 to $661,589 in 1996 and to $614,679 in 1997. The
decrease from 1996 to 1997 is mainly the result of a decrease in maintenance expense at Lincoln Court due to improvements made at the property in 1996 and a decrease in management fees expense at Loewy Building due to the decrease in rental income. The decrease from 1995 to 1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase in maintenance expense due to improvements made at Lincoln Court and an increase in management fees and commissions expense at the Loewy Building due to a higher average occupancy.

                    Interest expense decreased from $1,447,420 in 1995 to $983,145 in 1996 and to $968,397 in 1997. The decrease from 1995 to 1996 is mainly the result of the foreclosure of Cathedral Court partially offset by an increase at Lincoln Court due to a higher average principal balance of the mortgage due to advances for improvements made by the mortgage holder.

                      Depreciation and amortization decreased from $829,265 in 1995 to $478,758 in 1996 and increased to $531,057 in
1997. The increase from 1996 to 1997 is the result of an increase at Lincoln Court due to the depreciation of the capital improvements made at the property in 1996 and an increase in amortization expense at the Loewy Building due to the amortization of leasing fees incurred in 1996. The decrease from 1995 to 1996 is the result of the foreclosure of Cathedral Court partially offset by an increase in amortization expense at Lincoln Court due to the amortization of loan costs incurred in the refinancing of the first mortgage.

                     In 1997, a loss of $792,000 was incurred at the Registrant's four properties or interests therein compared to a loss of $812,000 in 1996 and a loss of $149,000 in 1995. A discussion of property operations/activities follows:

                     In 1997, Registrant sustained a loss of $288,000 at Lincoln Court including $167,000 of depreciation and amortization expense compared to a loss of $366,000 including $144,000 of depreciation expense in 1996 and a loss of $300,000 including $137,000 of depreciation expense in 1995. The decrease in the loss from 1996 to 1997 is the result of an increase in rental income due to an increase in the average rental rates and a decrease in maintenance expense partially offset by an increase in depreciation expense. Maintenance expense decreased due to improvements made at the property in 1996 and depreciation expense increased due to the depreciation of the capital improvements made at the property in 1996. The increase in the loss from 1995 to 1996 is the result of an increase in maintenance, interest, and amortization expense partially offset by an increase in rental income. Maintenance expense increased due to improvements made at the property in order to attract more tenants and interest expense increased due to a higher average principal balance of the mortgage due to advances for improvements made by the mortgage holder. Amortization expense increased due to the amortization of loan costs incurred in the refinancing of the first mortgage. Rental income increased due to an increase in the average occupancy (81% to 96%).

                     On  June 30, 1992 DHP, Inc. assigned to D, LTD  a
note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 1996 and 1997. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 1997 was $624,606.

                     In 1997, the Green Street Apartments sustained a loss of $146,000 including $59,000 of depreciation expense compared to a loss of $146,000 in 1996 including $59,000 of depreciation expense and a loss of $153,000 in 1995 including $59,000 of depreciation expense. The decrease in the loss from 1995 to 1996 is the result of an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                     On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD obtained a judgment in the amount of $78,171 on this note in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during 1996 and 1997. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1997 was $50,124.

                     In 1997, the Loewy Building sustained a loss of $358,000 including $290,000 of depreciation and amortization expense compared to a loss of $300,000 including $260,000 of depreciation expense in 1996 and a loss of $332,000 including $260,000 of depreciation expense in 1995. The increase in the loss from 1996 to 1997 is due to a decrease in rental income combined with an increase in interest and amortization expense partially offset by a decrease in management fees expense. The decrease in rental income is due to a decrease in the average rental rates and interest expense increased due to default interest accrued on the loan as a result of non-payment of the minimum monthly payment. Amortization expense increased due to the amortization of leasing fees incurred in 1996 while management fees decreased due to the decrease in rental income. The decreased loss from 1995 to 1996 is mainly due to an increase in rental income due to higher average rental rates partially offset by an increase in commissions and management fee expense. Management fees expense increased due to the higher rental income and commissions expense increased due to a lease extension with the tenant who leases 34% of the building.

                     In 1997 and 1996, Cathedral Court recognized income of $0 compared to income of $636,000 including $337,000 of depreciation expense in 1995. The 1995 loss without the effect of the foreclosure would have been $850,000. Included in operations from 1995 is an extraordinary gain of $1,316,188 representing the excess of the liabilities satisfied over the fair market value of the Cathedral Court property.

                    Summary of Minority Interests

                     In 1997, the Registrant incurred a net loss of $30,000 at Magazine Place compared to a loss of $11,000 in 1996 compared to $19,000 in 1995. This investment is accounted for by the equity method. The increase from 1996 to 1997 is due mainly to an increase in real estate tax expense due to the expiration of the tax abatement period.

Item 8.             Financial Statements and Supplementary Data

                      Registrant  is  not  required  to  furnish   the
supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Diversified Historic Investors III and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In recent years, the Partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 24, 1998

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1997 and 1996        14

     Consolidated  Statements of Operations for the Years Ended
       December 31, 1997, 1996, and 1995                              15

     Consolidated  Statements  of Changes in Partners' Equity
       for the Years Ended December 31, 1997, 1996, and 1995          16

     Consolidated  Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996, and 1995                              17

     Notes to consolidated financial statements                     18-24

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           26

     Notes to Schedule XI                                             27



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                                 1997                 1996
Rental properties at cost:
   Land                                     $   465,454           $   465,454
   Buildings and improvements                11,985,674            11,969,523
   Furniture and fixtures                        95,447                86,351
                                             ----------            ----------
                                             12,546,575            12,521,328
   Less - accumulated depreciation           (4,956,401)           (4,461,992)
                                             ----------            ----------
                                              7,590,174             8,059,336

Cash and cash equivalents                           308                20,862
Restricted cash                                 126,684               203,796
Accounts receivable                              16,666                 8,058
Investment in affiliate                         235,190               264,762
Other assets (net of accumulated
   amortization of $114,337 and $77,689)        227,277               155,157
                                             ----------            ----------
               Total                        $ 8,196,299           $ 8,711,971
                                             ==========            ==========

                       Liabilities and Partners' Equity

Liabilities:
   Debt obligations                         $ 8,418,142           $ 8,414,901
   Accounts payable:
        Trade                                   874,012               752,257
        Related parties                         624,606               578,903
   Interest payable                           1,239,576               888,864
   Tenant security deposits                      51,029                52,506
   Other liabilities                              7,915                26,024
                                             ----------            ----------
               Total liabilities             11,215,280            10,713,455
                                             ----------            ----------
Partners' equity                             (3,018,981)           (2,001,484)
                                             ----------            ----------
               Total                        $ 8,196,299           $ 8,711,971
                                             ==========            ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995


                                               1997        1996         1995

Revenues:
   Rental income                            $1,251,764  $1,254,573  $1,658,031
   Interest income                                 441       1,229         840
                                             ---------   ---------   ---------
               Total revenues                1,252,205   1,255,802   1,658,871
                                             ---------   ---------   ---------
Costs and expenses:
   Rental operations                           614,679     661,589   1,088,752
   General and administrative                  126,000     138,200     140,800
   Interest                                    968,397     983,145   1,447,420
   Depreciation and amortization               531,057     478,758     829,265
                                             ---------   ---------   ---------
               Total costs and expenses      2,240,133   2,261,692   3,506,237
                                             ---------   ---------   ---------
Loss before minority interests and            (987,928) (1,005,890) (1,847,366)
   equity in affiliate
Minority interests' portion of loss                  0           0      16,365
Equity in net loss of affiliate                (29,569)    (11,418)    (19,120)
                                             ---------   ---------   ---------
Loss before extraordinary item              (1,017,497) (1,017,308) (1,850,121)
Extraordinary gain                                   0           0   1,316,188
                                             ---------   ---------   ---------
Net loss                                   ($1,017,497)($1,017,308)($  533,933)
                                             =========   =========   =========
Net loss per limited partnership unit:
Loss before minority interests and         ($    69.96)($    71.22)($   130.81)
   equity in affiliate
Minority interests' portion of loss                  0           0        1.16
Equity in net loss of affiliate                  (2.09)       (.81)      (1.35)
                                              --------   ---------   ---------
Loss before extraordinary item                  (72.05)     (72.03)    (131.00)
Extraordinary gain                                   0           0       93.20
                                              --------   ---------   ---------
                                            ($   72.05)($    72.03)($    37.80)
                                              ========   =========   =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                               Dover
                                             Historic      Limited
                                          Advisors II(1) Partners (2)   Total

Percentage participation in profit or loss      1%          99%          100%

Balance at December 31, 1994               ($117,542) ($  332,701) ($  450,243)
Net loss                                      (5,339)    (528,594)    (533,933)
                                             -------    ---------    ---------
Balance at December 31, 1995                (122,881)    (861,295)    (984,176)
Net loss                                     (10,173)  (1,007,135)  (1,017,308)
                                             -------    ---------    ---------
Balance at December 31, 1996                (133,054)  (1,868,430)  (2,001,484)
Net loss                                     (10,175)  (1,007,322)  (1,017,497)
                                             -------    ---------    ---------
Balance at December 31, 1997               ($143,229) ($2,875,752) ($3,018,981)
                                             =======    =========    =========


 (1)   General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                              1997         1996         1995

Cash flows from operating activities:
   Net loss                               ($1,017,497) ($1,017,308) ($  533,933)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
Depreciation and amortization                 531,057      478,748      829,265
Extraordinary gain                                  0            0   (1,316,188)
Minority interests                                  0            0      (16,365)
Equity in loss of affiliate                    29,569       11,418       19,120
Changes in assets and liabilities:
   Decrease (increase) in restricted cash      77,112      (95,508)     (45,897)
   (Increase) decrease in accounts receivable  (8,608)        (673)       7,450
   (Increase) decrease in other assets       (108,765)     (96,087)       1,604
   Increase in accounts payable - trade       121,755      172,594      204,853
   Increase in accounts payable - related
     parties                                   45,703       45,703       33,479
   (Decrease) increase in accounts payable
     - taxes                                        0     (155,907)      59,277
   Increase in interest payable               350,712      132,998      903,426
   Decrease in tenant security deposits        (1,477)      (2,413)     (31,928)
   (Decrease) increase in other liabilities   (18,109)      10,625        1,942
                                            ---------    ---------   ----------
      Net cash provided by (used in)
            operating activities:               1,452     (515,810)     116,105
                                            ---------    ---------   ----------
Cash flows from investing activities:
   Capital expenditures                       (25,247)    (112,221)    (302,989)
                                            ---------    ---------   ----------
      Net cash used in investing activities:  (25,247)    (112,221)    (302,989)
                                            ---------    ---------   ----------
Cash flows from financing activities:
   Proceeds from debt obligations                   0      638,208      196,445
   Payments of principal under debt obligations 3,241            0      (30,313)
                                            ---------    ---------   ----------
      Net cash provided by financing
        activities:                             3,241      638,208      166,132
                                            ---------    ---------   ----------
(Decrease) increase in cash and cash
   equivalents                                (20,554)      10,177      (20,752)
Cash and cash equivalents at beginning of year 20,862       10,685       31,437
                                            ---------    ---------   ----------
Cash and cash equivalents at end of year   $      308   $   20,862  $    10,685
                                            =========    =========   ==========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest  $  617,685   $  558,411  $   491,008

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

6.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,891.5 in 1997, 1996, and 1995).

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

NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Partnership has feasible loan modifications in place at Lincoln Court, Green Street and Loewy Building. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

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

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                            1997        1996
                                                           ------      ------
Mortgage loan, interest accrues at 11 1/2%, interest   $ 3,788,541 $ 3,784,900
only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property;

Note, interest payable monthly at prime, with a minimum    200,000     200,000
of 6% and a maximum of 8%, adjusting annually on January
2 (8% at December 31, 1997 and 1996); due in 1997;
collateralized by the related rental property (A)

Allowed unsecured claims in the amount of $268,042;        165,246     167,812
non-interest bearing

Note payable, interest only at 10%, payable quarterly;      10,000      10,000
principal due in 1994 (A)

Mortgage loan, interest at 9.125%, payable in monthly    1,256,565   1,265,960
principal and interest installments of $10,317;
principal due in September 2003; collateralized by the related rental property

Mortgage loan, interest at prime plus 1 1/4% with a      1,476,212   1,468,679
minimum of 9.5% and a maximum of 14 1/2%, 9.75% and 9.5% at December 31, 1997 and 1996, respectively, principal due in 1999; collateralized by the related rental property (B)

Mortgage loan, interest at 11% per annum; principal        107,120     107,120
due in 1999; collateralized by the related rental property (B)

Note, interest at prime plus 1 1/4% (9.75% and 9.5% after  100,278     100,278
December 31, 1997 and 1996, respectively); principal due in 1999; collateralized by the related rental property (B)

Mortgage loan, interest at 12%; payable interest only
to the extent of net operating income with a minimum
monthly payment of  $5,750; principal due in 1999;
collateralized by the related rental property           1,314,180    1,310,152
                                                        ---------    ---------
                                                      $ 8,418,142  $ 8,414,901
                                                        =========    =========

(A) Although this obligation has matured, the lenders have not made any demand for payment.

(B) Monthly payments of interest are to be made, on all three loans combined, in an amount equal to net operating income.

Approximate maturities of the mortgage loan obligations at December 31, 1997, for each of the succeeding five years are as follows:


                          1998                   $  375,246
                          1999                    2,997,790
                          2000                            0
                          2001                            0
                          2002                            0
                          Thereafter              5,045,106
                                                  ---------
                                                 $8,418,142
                                                  =========


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

NOTE I - TRANSACTIONS WITH RELATED PARTIES

Included in debt obligations for 1997, 1996 and 1995 is $140,000 owed to an affiliate of the General Partner by one of the Partnership's Ventures, for additional amounts advanced for working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 1996 and 1997. Payments on the note are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1997 was $624,606.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Partnership, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD confessed judgment in the amount of $78,171 against 18th and Green in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during both 1996 and 1997. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1997 was $50,124.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                           For the Years Ended December 31,

                                         1997           1996            1995
                                        ------         ------          ------
Net loss - book                      ($1,017,497)   ($1,019,509)   ($   550,993)
Excess of tax over book depreciation     108,515         89,414         166,823
Interest                                       0              0         793,672
Gain on foreclosure                            0              0         216,411
Other timing differences                    (207)        23,940          (2,746)
Minority interest                         (5,094)       (21,859)        (19,675)
                                       ---------      ---------      ----------
Net loss - tax                       ($  914,283)   ($  928,014)    $  603,492

Partners' equity - book              ($3,018,981)   ($2,001,484)   ($  984,176)
1987 distribution of interest on         (39,576)       (39,576)       (39,576)
escrow deposits to limited partners
Costs of issuance                      1,697,342      1,697,342      1,697,342
Cumulative tax over (under) book loss    351,443        248,230        158,936
                                       ---------      ---------      ---------
Partners' equity - tax               ($1,009,772)   ($   95,488)    $  832,526
                                       =========      =========      =========

                       SUPPLEMENTAL INFORMATION

                         DIVERSIFIED HISTORIC INVESTORS III
                               (a limited partnership)

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1997

                                                   Costs
                                                   Capitalized
                          Initial Cost to          Subsequent to
                          to Partnership (b)       Acquisition

                                      Buildings
                                         and                   Date of  Date
Description (a)   Encumbrances  Land Improvements Improvements Constr. Acquired
                      (f)                                       (a)

64,000 square feet
of commercial
space in
Winston-Salem, NC $4,153,787 $308,624  $6,290,125 $476,976  1986-1988  11/14/86

58 apartment
units in
Philadelphia, PA   2,950,175   86,187   3,490,437      -    1986-1987    9/9/86

18 apartment units
in Philadelphia,
PA                 1,314,180   70,643   1,559,017      -       1987
                   ---------  -------  ----------  -------
TOTAL             $8,418,142 $465,454 $11,339,579 $476,976
                   =========  =======  ==========  =======


                     Gross Amount at which Carried at
                     December 31, 1997
                                   Buildings
                                      and                        Accumulated
Description            Land       Improvements  Total (c)(d)    Depreciation
                                                                   (d)(e)
64,000 square feet
of commercial space
in Winston-Salem, NC  $308,624    $6,786,062    $7,094,686       $2,730,751

58 apartment units
in Philadelphia, PA     86,187     3,736,042     3,822,229        1,571,066

18 apartment units
in Philadelphia, PA     70,643     1,559,017     1,629,660          654,584
                       -------     ---------     ---------        ---------
TOTAL                 $465,454   $12,081,121   $12,546,575       $4,956,401
                       =======    ==========    ==========        =========

                  DIVERSIFIED HISTORIC INVESTORS III

                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1997

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to turnkey development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1997, for Federal income tax purposes is approximately $11,352,543. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                       1997            1996            1995
                                      ------          ------          ------
Balance at beginning of year:      $12,521,328     $12,409,107     $25,570,608
Additions during the year:
   Improvements                         25,247         112,221         297,731
                                    ----------      ----------      ----------
                                    12,546,575      12,521,328      25,868,339
Deductions during the year:
   Retirements                               0               0      (9,253,739)
   Deconsolidated subsidiary                 0               0      (4,205,493)
                                    ----------      ----------      ----------

Balance at end of year             $12,546,575     $12,521,328     $12,409,107
                                    ==========      ==========      ==========
Reconciliation of accumulated depreciation:
                                       1997            1996            1995
                                      ------          ------          ------
Balance at beginning of year        $4,461,992      $3,991,148      $7,035,889
Depreciation expense for the year      494,409         470,844         829,265
Retirements                                  0               0      (2,833,686)
Deconsolidated subsidiary                    0               0      (1,040,320)
                                     ---------       ---------       ---------
Balance at end of year              $4,956,401      $4,461,992      $3,991,148
                                     =========       =========       =========

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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors II (DoHA-II), a Pennsylvania general partnership. The partners of DoHA-II are as follows:

Name                  Age   Position             Term of Office  Period Served

Gerald Katzoff         49   Partner in DoHA-II   No fixed term   February 1986 -
                                                                 May 1997

DHP, Inc.              --   Partner in DoHA-II   No fixed term   February 1986 -
("Formerly Dover                                                 May 1997
Historic Properties, Inc.")

SWDHA, Inc.            --   Partner in DoHA-II   No fixed term   Since May 1997

EPK, Inc.              --   Partner in DoHA-II   No fixed term   Since May 1997

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

                 e. Business Experience. DoHA-II is a general partnership formed in February 1986. The partners of DoHA-II are EPK, Inc. and SWDHA, Inc. The General Partner is responsible for the management and control of the Registrant's affairs and has general responsibility and authority in conducting its operations.

                On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-II. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

                EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of DoHA-II.

                The officers and directors of EPK, Inc. are described below.

                Spencer Wertheimer was appointed on May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities ventures.

                Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant has paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 1996 through 1997.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

                    e.  Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.  Schedule XI - Real Estate and Accumulated Depreciation.

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

                           21         Subsidiaries   of  the  Registrant   are
                                      listed in Item 2. Properties of this Form 10-K.

                     (b)  Reports on Form 8-K:

                          No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                     (c)  Exhibits:

                          See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIVERSIFIED HISTORIC INVESTORS III

Date:  April 15, 1998          By: Dover Historic Advisors II, General Partner

                                   By: EPK, Inc., Partner

                                       By:  /s/ Spencer Wertheimer
                                            -----------------------
                                            SPENCER WERTHEIMER
                                            President and Treasurer

                                       By:  /s/  Michele F. Rudoi
                                            ------------------------
                                            MICHELE F. RUDOI,
                                            Assistant Secretary

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                       Capacity             Date

DOVER HISTORIC ADVISORS II                General Partner

By:  EPK, Inc., Partner

    By:  /s/ Spencer Wertheimer                              April 15, 1998
         -----------------------                             --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                                April 15, 1998
         ------------------------                            --------------
         MICHELE F. RUDOI,
         Assistant Secretary