Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1998-05-29
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number                 0-15843
                       -----------------------------------------------

                     DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                     23-2391927
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

             1609 Walnut Street, Philadelphia, PA  19103
-----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $6,784. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $80,890 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the inability of the properties owned by the Registrant to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place for its three properties: Lincoln Court, Green Street and the
Loewy Building. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court, Green Street and the Loewy Building has agreed to fund capital expenditures at terms similar to the first mortgage.

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a net loss of $251,297 ($17.79 per limited partnership unit) compared to a net loss of $263,839 ($18.68 per limited partnership unit) for the same period in 1997.

                     Rental income decreased $11,506 from $316,419 in the first quarter of 1997 to $304,913 in the same period in 1998. The decrease from the first quarter of 1997 to the same period in 1998 is the result of a decrease the average rental rates at the Loewy Building (discussed below) partially offset by increases in average occupancy at Lincoln Court (86% to 91%) and Green Street (89% to 94%).

                    Expense for rental operations decreased by $16,534 from $192,976 in the first quarter of 1997 to $176,442 in the same period in 1998. The decrease from the first quarter of 1997 to the same period in 1998 is mainly the result of an decrease in management fee expense due to a change in the management contract at Lincoln Court partially offset by an increase in maintenance expense due to repairs made to the heating system in January of 1998 at the Loewy Building.

                      Interest expense decreased by $19,065 from $234,920 in the first quarter of 1997 to $215,855 in the same period in 1998. The decrease is due to an adjustment made to properly calculate interest on the mortgage loan at the Loewy Building.

                     Depreciation and amortization expense increased $6,350 from $124,756 in the first quarter of 1997 to $131,106 in the same period in 1998. The increase from the first quarter of 1997 to the same period in 1998 is due to the amortization of leasing commissions incurred during 1997 at the Loewy Building.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $203,000, compared to a loss of approximately $217,000 for the same period in 1997.

                     In the first quarter of 1998, Registrant incurred a loss of $70,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $95,000 in the first quarter of 1997, including $40,000 of depreciation expense. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is the result of an increase in rental income due to an increase in the average occupancy (86% to 91%) combined with a decrease in management fee expense due to a change in the management contract.

                     In the first quarter of 1998, Registrant incurred a loss of $44,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $47,000 including $15,000 of depreciation expense in the first quarter of 1997. The decreased loss is the result of an increase in rental income due to an increase in the average occupancy (89% to 94%) from the first quarter of 1997 to the same period in 1998.

                     In the first quarter of 1998, Registrant incurred a loss of $89,000 at the Loewy Building, including $72,000 of depreciation and amortization expense, compared to a loss of $75,000 including $67,000 of depreciation expense in the first quarter of 1997. The increased loss from the first quarter of 1997 to the same period in 1998 is the result of a decrease in rental income due to a decrease in the average rental rates combined with an increase in maintenance and amortization expense partially offset by a decrease in interest expense. Maintenance expense increased due to repairs made to the heating system in January of 1998 and interest expense decreased due to an adjustment made to properly calculate interest on the mortgage loan. Amortization expense increased due to the amortization of leasing commissions incurred during 1997.

                    Summary of Minority Interests

                     In the first quarter of 1998, the Registrant incurred a loss of $1,537 at Magazine Place compared to a loss of $3,775 in the first quarter of 1997. The Registrant accounts for this investment on the equity method. The difference from the first quarter of 1997 to the same period in 1998 is due to an increase in rental income due to an increase in the average rental rates.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         March 31, 1998        December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                       $   465,454             $   465,454
Buildings and improvements                  12,001,924              11,985,674
Furniture and fixtures                          95,447                  95,447
                                            ----------              ----------
                                            12,562,825              12,546,575
Less - accumulated depreciation             (5,077,773)             (4,956,401)
                                            ----------              ----------
                                             7,485,052               7,590,174

Cash and cash equivalents                        6,784                     308
Restricted cash                                 80,890                 126,684
Accounts and notes receivable                   27,518                  16,666
Investment in affiliate                        233,653                 235,190
Other assets (net of amortization of
$124,071 and $114,337 at March 31, 1998
and December 31, 1997, respectively)           216,423                 227,277
                                            ----------              ----------
       Total                               $ 8,050,320             $ 8,196,299
                                            ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 8,429,130             $ 8,418,142
Accounts payable:
       Trade                                   895,909                 874,012
       Related parties                         636,031                 624,606
Interest payable                             1,297,200               1,239,576
Other liabilities                               49,564                  51,029
Tenant security deposits                        12,767                   7,915
                                            ----------              ----------
       Total liabilities                    11,320,601              11,215,280
                                            ----------              ----------
Partners' equity                            (3,270,281)             (3,018,981)
                                            ----------              ----------
       Total                               $ 8,050,320             $ 8,196,299
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                            Three months          Three months
                                                ended                 ended
                                              March 31,             March 31,
                                                 1998                  1997
Revenues:
Rental income                                 $ 304,913            $ 316,419
Interest income                                     230                  119
                                                -------              -------
       Total revenues                           305,143              316,538
                                                -------              -------
Costs and expenses:
Rental operations                               176,442              192,976
General and administrative                       31,500               31,500
Interest                                        215,855              234,920
Depreciation and amortization                   131,106              124,756
                                                -------              -------
       Total costs and expenses                 554,903              584,152
                                                -------              -------
Loss before equity in affiliate                (249,760)            (267,614)

Equity in (loss) income of affiliate             (1,537)               3,775
                                                -------              -------
Net loss                                     ($ 251,297)          ($ 263,839)
                                                =======              =======
Net loss per limited partnership unit:
Loss before equity in affiliate              ($   17.68)          ($   18.96)
Equity in (loss) income of affiliate         (      .11)                 .28
                                                -------              -------
Net loss                                     ($   17.79)          ($   18.68)
                                                =======              =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                          Three months ended
                                                              March 31,
                                                         1998           1997
Cash flows from operating activities:
 Net loss                                            ($ 251,297)    ($ 263,839)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Depreciation and amortization                          131,106        124,756
 Equity in loss (income) of affiliate                     1,537         (3,775)
 Changes in assets and liabilities:
 Decrease in restricted cash                             45,794         62,594
 (Increase) decrease in accounts receivable             (10,852)         4,320
 Decrease (increase) in other assets                      1,117         (8,734)
 Increase in accounts payable - trade                    21,897         11,587
 Increase in accounts payable - related parties          11,425         11,425
 Increase in interest payable                            57,624         71,366
 (Decrease) increase in accrued liabilities              (1,465)        26,510
 Increase in tenant security deposits                     4,852          6,018
                                                        -------        -------
Net cash provided by operating activities                11,738         42,228
                                                        -------        -------
Cash flows from investing activities:
 Capital expenditures                                   (16,250)        (2,728)
                                                        -------        -------
Net cash used in investing activities                   (16,250)        (2,728)
                                                        -------        -------
Cash flows from financing activities:
 Proceeds from debt financing                            15,833              0
 Principal payments                                      (4,845)        (4,652)
                                                        -------        -------
Net cash provided by (used in) financing activities      10,988         (4,652)
                                                        -------        -------
Increase in cash and cash equivalents                     6,476         34,848

Cash and cash equivalents at beginning of period            308         20,862
                                                        -------        -------
Cash and cash equivalents at end of period             $  6,784       $ 55,710
                                                        =======        =======

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998            DIVERSIFIED HISTORIC INVESTORS III
       ------------
                               By: Dover Historic Advisors II, General Partner

                                   By: EPK, Inc., Partner

                                       By:  /s/ Spencer Wertheimer
                                            ----------------------
                                            SPENCER WERTHEIMER
                                            President and Treasurer