Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1998-08-25
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number                 0-15843
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2391927
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

           1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               (1)  Liquidity

                     As of June 30, 1998, Registrant had cash of $24,658. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $108,850 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place at Lincoln Court, Green Street and the Loewy Building. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the second quarter and the first six months of 1998 at the three properties.

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a net loss of $226,241 ($16.02 per limited partnership unit) compared to a net loss of $219,938 ($15.58 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a net loss of $477,538 ($33.81 per limited partnership unit) compared to a net loss of $483,777 ($34.26 per limited partnership unit) for the same period in 1997.

                     Rental income increased $26,331 from $301,409 in the second quarter of 1997 to $327,740 in the same period in 1998. The increase from the second quarter of 1997 to the same period in 1998 is the result of an increase in the average occupancy (78% to 100%) at the Loewy Building and at Green Street Apartments (92% to 98%) and an increase in the average rental rates at Lincoln Court.

                     Rental income increased $14,825 from $617,828 for the first six months of 1997 to $632,653 in the same period in 1998. The increase from the first six months of 1997 to the same period in 1998 is the result of an increase in the average occupancy (82% to 100%) at the Loewy Building and at Green Street Apartments (90% to 96%) and an increase in the average rental rates and occupancy (84% to 89%) at Lincoln Court.

                    Expense for rental operations increased by $20,895 from $129,910 in the second quarter of 1997 to $150,805 in the same period in 1998. The increase from the second quarter of 1997 to the same period in 1998 is due to an increase in maintenance expense at the Loewy Building partially offset by a decrease in maintenance expense at Lincoln Court. At the Loewy Building, maintenance expense increased due to repairs made to the air conditioning system and at Lincoln Court maintenance expense decreased due to a decrease in the turnover of apartment units.

                     Expense for rental operations increased by $4,361 from $322,886 for the first six months of 1997 to $327,247 in the same period in 1998. The increase from the first six months of 1997 to the same period in 1998 is due to an increase in maintenance expense at the Loewy Building partially offset by a decrease in maintenance and commissions expense at Lincoln Court. At the Loewy Building,
maintenance  expense  increased  due  to  repairs  made  to  the   air
conditioning system and at Lincoln Court, while maintenance and commissions expense decreased due to a decrease in the turnover of apartment units.

                    Interest expense decreased by $3,484 from $235,307 in the second quarter of 1997 to $231,823 in the same period in 1998 and decreased $22,549 from $470,227 for the first six months of 1997 to $447,678 in the same period in 1997. The decrease for the six-month period is due to an adjustment made to properly calculate interest on the mortgage loan at the Loewy Building.

                     Depreciation and amortization expense increased $5,149 from $124,757 in the second quarter of 1997 to $129,906 in the same period in 1998 and increased $11,499 from $249,513 for the first six months of 1997 to $261,012 in the same period in 1998. The increases are the result of an increase in amortization expense at the Loewy Building due to the amortization of leasing fees incurred in 1997.

                      Losses incurred during the quarter at the Registrant's properties amounted to $171,000, compared to a loss of approximately $174,000 for the same period in 1997. For the first six months of 1998 the Registrant's properties recognized a loss of $365,000 compared to approximately $392,000 for the same period in 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $65,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $71,000 in the second quarter of 1997, including $40,000 of depreciation and amortization expense. The decrease in the loss from the second quarter of 1997 to the same period in 1998 is the result of an increase in rental income due to an increase in the average rental rates combined with a decrease in maintenance expense due to a decrease in the turnover of apartment units.

                     For the first six months of 1998, Registrant incurred a loss of $135,000 at Lincoln Court including $81,000 of depreciation and amortization expense, compared to a loss of $166,000 for the same period in 1997, including $80,000 of depreciation and amortization expense. The decrease in the loss from the first six months of 1997 to the same period in 1998 is the result of an increase in rental income due to an increase in the average occupancy (84% to 89%) and an increase in the average rental rates combined with a decrease in maintenance and commissions expense due to a decrease in the turnover of apartment units.

                    In the second quarter of 1998, Registrant incurred a loss of $29,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $31,000 including $15,000 of depreciation expense in the second quarter of 1997 and for the first six months of 1998, Registrant incurred a loss of $73,000 including $29,000 of depreciation expense, compared to a loss of $78,000 for the same period in 1997, including $29,000 of depreciation expense. The decrease in the loss from the first six months of 1997 to the same period in 1998 is the result of an increase in rental income due to an increase in occupancy in the second quarter (92% to 98%) and for the first six months (90% to 96%).

                    In the second quarter of 1998, Registrant incurred a loss of $77,000 at the Loewy Building, including $71,000 of depreciation and amortization expense, compared to a loss of $72,000 including $66,000 of depreciation and amortization expense in the second quarter of 1997. The increased loss is the result of an increase in maintenance and amortization expense partially offset by an increase in rental income due to an increase in average occupancy (78% to 100%). Maintenance expense increased due to repairs made to the air conditioning system and amortization expense increased due to the amortization of leasing commissions incurred during 1997.

                     For  the  first  six months of  1998,  Registrant
incurred a loss of $157,000 at the Loewy Building including $144,000 of depreciation and amortization expense, compared to a loss of $148,000 for the same period in 1997, including $133,000 of depreciation and amortization expense. The increased loss from the first six months of 1997 to the same period in 1998 is the result of an increase in maintenance, amortization and interest expense partially offset by an increase in rental income due to an increase in the average occupancy (90% to 96%). Maintenance expense increased due to repairs made to the air conditioning system and amortization expense increased due to the amortization of leasing commissions incurred during 1997. Interest expense decreased due to an adjustment made to properly calculate interest on the mortgage loan.

                    Summary of Minority Interests

                     In the second quarter of 1998, the Registrant incurred a loss of $10,774 at Magazine Place compared to a loss of $10 in the second quarter of in 1997. For the first six months of 1998 the Registrant incurred a loss of $12,311 compared to income of $3,765 for the same period in 1997. The Registrant accounts for this investment on the equity method. The increase in the loss from the first six months of 1997 to the same period in 1998 is due to an increase in legal fees incurred in connection with a proposed refinancing of the property.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1997         December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   465,454             $   465,454
Buildings and improvements                 12,004,324              11,985,674
Furniture and fixtures                         95,447                  95,447
                                           ----------              ----------
                                           12,565,225              12,546,575
Less - Accumulated depreciation            (5,199,145)             (4,956,401)
                                           ----------              ----------
                                            7,366,080               7,590,174

Cash and cash equivalents                      24,658                     308
Restricted cash                               108,850                 126,684
Accounts and notes receivable                  29,071                  16,666
Investment in affiliate                       222,879                 235,190
Other  assets  (net  of  amortization   of
$132,606 and $114,337 at June 30, 1998 and
December 31, 1997, respectively)              206,625                 227,277
                                           ----------              ----------
       Total                              $ 7,958,163             $ 8,196,299
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 8,427,745             $ 8,418,142
Accounts payable:
       Trade                                  924,892                 874,012
       Related parties                        647,457                 624,606
Interest payable                            1,367,671               1,239,576
Other liabilities                              31,382                   7,915
Tenant security deposits                       55,535                  51,029
                                           ----------              ----------
       Total liabilities                   11,454,682              11,215,280
                                           ----------              ----------
Partners' equity                           (3,496,519)             (3,018,981)
                                           ----------              ----------
       Total                              $ 7,958,163             $ 8,196,299
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                    Three months               Six months
                                   Ended June 30,            Ended June 30,
                                  1998        1997         1998         1997

Revenues:
   Rental income               $ 327,740   $ 301,409   $  632,653   $  617,828
   Interest income                   827         137        1,057          256
                                 -------     -------    ---------    ---------
   Total revenues                328,567     301,546      633,710      618,084
                                 -------     -------    ---------    ---------
Costs and expenses:
   Rental operations             150,805     129,910      327,247      322,886
   General and
      Administrative              31,500      31,500       63,000       63,000
   Interest                      231,823     235,307      447,678      470,227
   Depreciation and
      Amortization               129,906     124,757      261,012      249,513
                                 -------     -------    ---------    ---------
   Total costs and expenses      544,034     521,474    1,098,937    1,105,626
                                 -------     -------    ---------    ---------
Loss before equity in affiliate (215,467)   (219,928)    (465,227)    (487,542)

Equity in income of affiliate    (10,774)        (10)     (12,311)       3,765
                                 --------    -------    ---------    ---------
Net loss                      ($ 226,241) ($ 219,938) ($  477,538) ($  483,777)
                                 =======     =======    =========    =========
Net loss per limited partnership
unit:
Loss before equity in affiliate($  15.26) ($   15.57) ($    32.94) ($    34.53)
Equity in income of affiliate       (.76)       (.01)        (.87)         .27
                                 -------     -------    ---------     --------
Net loss                      ($   16.02) ($   15.58) ($    33.81) ($    34.26)
                                 =======     =======    =========     ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                        1998            1997
Cash flows from operating activities:
 Net loss                                           ($ 477,538)    ($ 483,777)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization                         261,012        249,513
 Equity in loss (income) of affiliate                   12,311         (3,765)
 Changes in assets and liabilities:
 Decrease in restricted cash                            17,834         30,854
 (Increase) decrease in accounts receivable            (12,405)           585
 Decrease (increase) in other assets                     2,383         (7,470)
 Increase in accounts payable - trade                   50,881         59,397
 Increase in accounts payable - related parties         22,851         22,851
 Increase in interest payable                          128,095        148,590
 Increase (decrease) in accrued liabilities             23,467           (220)
 Increase (decrease) in tenant security deposits         4,506         (8,578)
                                                       -------        -------
Net cash provided by operating activities               33,397          7,980
                                                       -------        -------
Cash flows from investing activities:
 Capital expenditures                                  (18,650)        (4,062)
                                                       -------        -------
Net cash used in investing activities                  (18,650)        (4,062)
                                                       -------        -------
Cash flows from financing activities:
 Proceeds from debt financing                           20,786              0
 Principal payments                                    (11,183)        (7,509)
                                                      --------        -------
Net cash used in financing activities                    9,603         (7,509)
                                                      --------        -------
Increase (decrease) in cash and cash equivalents        24,350         (3,591)

Cash and cash equivalents at beginning of period           308         20,862
                                                      --------       --------
Cash and cash equivalents at end of period           $  24,658      $  17,271
                                                      ========       ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1998       DIVERSIFIED HISTORIC INVESTORS III
       ---------------
                             By: Dover Historic Advisors II, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer