Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1998-12-15
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                       0-15843
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2391927
-------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

                 1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               (1)  Liquidity

                     As of September 30, 1998, Registrant had cash of $52,766. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $155,644 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court, Loewy Building and Green Street has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter and the first nine months of 1998 at the three properties.

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a net loss of $228,343 ($16.17 per limited partnership unit) compared to a net loss of $216,850 ($15.35 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a net loss of $705,881 ($49.98 per limited partnership unit) compared to a net loss of $700,627 ($49.61 per limited partnership unit) for the same period in 1997.

                     Rental income increased $3,834 from $305,928 in the third quarter of 1997 to $309,762 in the same period in 1998. The increase from the third quarter of 1997 to the same period in 1998 is the result of an increase in the average occupancy (90% to 100%) at the Loewy Building and at Green Street Apartments (94% to 97%) partially offset by a decrease in the average occupancy at Lincoln Court (86% to 85%).

                     Rental income increased $18,659 from $923,756 for the first nine months of 1997 to $942,415 in the same period in 1998. The increase from the first nine months of 1997 to the same period in 1998 is the result of an increase in the average occupancy at Green Street Apartments (93% to 95%) and an increase in the average rental rates and average occupancy (84% to 88%) at Lincoln Court.

                    Expense for rental operations increased by $12,946 from $117,016 in the third quarter of 1997 to $129,962 in the same period in 1998. The increase from the third quarter of 1997 to the same period in 1998 is due to an increase in maintenance expense at the Loewy Building due to repairs made to the heating and air conditioning system.

                    Expense for rental operations increased by $17,307 from $439,902 for the first nine months of 1997 to $457,209 in the same period in 1998. The increase from the first nine months of 1997 to the same period in 1998 is due to an increase in maintenance expense at the Loewy Building partially offset by a decrease in maintenance and commissions expense at Lincoln Court. At the Loewy Building, maintenance expense increased due to repairs made to the heating and air conditioning system and at Lincoln Court, maintenance and commissions expense decreased due to a decrease in the turnover of apartment units.

                    Interest expense increased by $4,663 from $235,922 in the third quarter of 1997 to $240,585 in the same period in 1998 and decreased $17,886 from $706,149 for the first nine months of 1997 to $688,263 in the same period in 1997. The decrease for the nine-month period is due to an adjustment made in 1997 to properly calculate interest on the mortgage loan at the Loewy Building.

                      Losses incurred during the quarter at the Registrant's properties amounted to $180,000, compared to a loss of approximately $169,000 for the same period in 1997. For the first nine months of 1998 the Registrant's properties recognized a loss of $545,000 compared to approximately $561,000 for the same period in 1997.

                     In the third quarter of 1998, Registrant incurred a loss of $60,000 at Lincoln Court including $38,000 of depreciation and amortization expense, compared to a loss of $62,000 in the third quarter of 1997, including $40,000 of depreciation and amortization expense. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is the result of a decrease in rental income due to a decrease in the average occupancy (86% to 85%).

                     For the first nine months of 1998, Registrant incurred a loss of $196,000 at Lincoln Court including $119,000 of depreciation and amortization expense, compared to a loss of $228,000 for the same period in 1997, including $120,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1997 to the same period in 1998 is the result of an increase in rental income due to an increase in the average occupancy (84% to 88%) and an increase in the average rental rates combined with a decrease in maintenance and commissions expense due to a decrease in the turnover of apartment units.

                     In the third quarter of 1998, Registrant incurred a loss of $33,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $29,000 including $15,000 of depreciation expense in the third quarter of 1997. The increase in the loss from the third quarter of 1997 to the same period in 1998 is the result of a decrease in rental income due to a decrease in the average occupancy (97% to 94%).

                     For the first nine months of 1998, Registrant incurred a loss of $105,000 at the Green Street Apartments including $44,000 of depreciation expense, compared to a loss of $107,000 for the same period in 1997, including $44,000 of depreciation expense. The decrease in the loss from the first nine months of 1997 to the same period in 1998 is the result of an increase in rental income due to an increase in the average occupancy (93% to 95%).

                     In the third quarter of 1998, Registrant incurred a loss of $80,000 at the Loewy Building, including $72,000 of depreciation and amortization expense, compared to a loss of $78,000 including $79,000 of depreciation and amortization expense in the third quarter of 1997. The increased loss is the result of an increase in maintenance expense partially offset by an increase in rental income due to an increase in average occupancy (90% to 100%). Maintenance expense increased due to repairs made to the heating and air conditioning system.

                     For  the  first  nine months of 1998,  Registrant
incurred a loss of $244,000 at the Loewy Building including $216,000 of depreciation and amortization expense, compared to a loss of $226,000 for the same period in 1997, including $212,000 of depreciation and amortization expense. The increased loss from the first nine months of 1997 to the same period in 1998 is the result of an increase in maintenance expense partially offset by a decrease in interest expense. Maintenance expense increased due to repairs made to the heating and air conditioning system. Interest expense decreased due to an adjustment made in 1997 to properly calculate interest on the mortgage loan.

                    Summary of Minority Interests

                     In the third quarter of 1998, the Registrant incurred a loss of $7,974 at Magazine Place compared to a loss of $1,048 in the third quarter of in 1997 and for the first nine months of 1998, incurred a loss of $20,285 compared to income of $2,717 for the same period in 1997. The Registrant accounts for this investment on the equity method. The increase in the loss from the third quarter and the first nine months of 1997 to the same periods in 1998 is due to costs incurred in connection with a refinancing of the property.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                      September 30, 1998       December 31, 1997
                                          (Unaudited)
Rental properties, at cost:
Land                                     $   465,454              $   465,454
Buildings and improvements                12,001,924               11,985,674
Furniture and fixtures                        95,447                   95,447
                                          ----------               ----------
                                          12,562,825               12,546,575
Less - Accumulated depreciation           (5,320,516)              (4,956,401)
                                          ----------               ----------
                                           7,242,309                7,590,174

Cash and cash equivalents                     52,766                      308
Restricted cash                              155,644                  126,684
Accounts and notes receivable                 25,407                   16,666
Investment in affiliate                      214,905                  235,190
Other assets (net of amortization of
$139,841 and $114,337 at September 30,
1998 and December 31, 1997, respectively)    497,708                  227,277
                                          ----------               ----------
       Total                             $ 8,188,739              $ 8,196,299
                                          ==========               ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $ 8,765,830              $ 8,418,142
Accounts payable:
       Trade                                 971,471                  874,012
       Related parties                       658,883                  624,606
Interest payable                           1,426,151                1,239,576
Other liabilities                             45,178                    7,915
Tenant security deposits                      46,088                   51,029
                                          ----------               ----------
       Total liabilities                  11,913,601               11,215,280
                                          ----------               ----------
Partners' equity                          (3,724,862)              (3,018,981)
                                          ----------               ----------
       Total                             $ 8,188,739              $ 8,196,299
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                         Three months         Nine months
                                     Ended September 30,   Ended September 30,
                                       1998      1997        1998       1997

Revenues:
   Rental income                   $ 309,762  $ 305,928 $  942,415 $  923,756
   Interest income                       524         59      1,581        315
                                     -------    -------    -------  ---------
   Total revenues                    310,286    305,987    943,996    924,071
                                     -------    -------    -------  ---------
Costs and expenses:
   Rental operations                 129,962    117,016    457,209    439,902
   General and administrative         31,500     31,500     94,500     94,500
   Interest                          240,585    235,922    688,263    706,149
   Depreciation and
      Amortization                   128,608    137,351    389,620    386,864
                                     -------    -------  ---------  ---------
   Total costs and expenses          530,655    521,789  1,629,592  1,627,415
                                     -------    -------  ---------  ---------
Loss before equity in affiliate     (220,369)  (215,802)  (685,596)  (703,344)

Equity in (loss) income of            (7,974)    (1,048)   (20,285)     2,717
     Affiliate
                                    --------   --------   --------   --------
Net loss                          ($ 228,343)($ 216,850)($ 705,881)($ 700,627)
                                    ========   ========   ========   ========
Net loss per limited partnership
unit:
Loss before equity in affiliate   ($   15.60)($   15.27)($   48.55)($   49.80)
Equity in (loss) income of              (.57)      (.08)     (1.43)       .19
  affiliate
                                    --------   --------   --------   --------
Net loss                          ($   16.17)($   15.35)($   49.98)($   49.61)
                                    ========   ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                        1998          1997

Cash flows from operating activities:
 Net loss                                           ($ 705,881)    ($ 700,627)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
 Depreciation and amortization                         389,620        386,864
 Equity in loss (income) of affiliate                   20,285         (2,717)
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                (28,960)        37,837
 Increase in accounts receivable                        (8,741)        (3,566)
 Increase in other assets                             (295,936)      (114,974)
 Increase in accounts payable - trade                   97,459        107,879
 Increase in accounts payable - related parties         34,277         34,277
 Increase in interest payable                          186,575        287,084
 Increase (decrease) in accrued liabilities             37,263         (7,881)
 (Decrease) increase in tenant security deposits        (4,941)           380
                                                       -------        -------
Net cash (used in) provided by operating activities   (278,980)        24,556
                                                       -------        -------
Cash flows from investing activities:
 Capital expenditures                                  (16,250)       (20,706)
                                                       -------        -------
Net cash used in investing activities                  (16,250)       (20,706)
                                                       -------        -------
Cash flows from financing activities:
 Proceeds from debt financing                          360,459              0
 Principal payments                                    (12,771)        (8,971)
                                                       -------        -------
Net cash provided by (used in) financing activities    347,688         (8,971)
                                                       -------        -------
Increase (decrease) in cash and cash equivalents        52,458         (5,121)

Cash and cash equivalents at beginning of period           308         20,862
                                                       -------        -------
Cash and cash equivalents at end of period           $  52,766      $  15,741
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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 1998      DIVERSIFIED HISTORIC INVESTORS III
       -----------------
                              By: Dover Historic Advisors II, General Partner

                                  By: EPK, Inc., Partner

                                      By:  /s/ Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer