Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1999-04-29
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    ----------------
Commission file number                     0 - 15843
                       -----------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                    23-2391927
-------------------------------                    -------------------
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

                  UNITS OF LIMITED PARTNERSHIP INTEREST
---------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under Pennsylvania Law. As of
December 31, 1998, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

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

                     As of December 31, 1998, Registrant owned four properties (or interests therein), located in Pennsylvania (two), Louisiana (one), and North Carolina (one). Three properties are operating as apartment buildings and one property is operating as a commercial/office building. In total, the four properties contain 133 apartment units and 62,091 square feet ("sf") of commercial/retail space. As of December 31, 1998, 119 of the apartment units were under lease at monthly rental rates ranging from $460 to $1,565. In addition, 60,671 sf of the commercial space was under lease at annual rates ranging from $6.00 per sf to $16.44 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned   four
properties, or interests therein. A summary description of each property held at December 31, 1998 is given below.

                a.   Lincoln Court - consists of 58 apartment units in
three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the Property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred, which were funded by Registrant's equity contributions), including mortgage financing of $1,730,000 and a note payable of $10,000 (total balance due of $10,000 at December 31, 1998). The note payable bears interest at 10% payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan was obtained. In 1991, an $100,000 third mortgage loan was obtained which was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage. In November 1998, the Registrant restructured the mortgage notes. The first mortgage was refinanced with a $1,540,000 mortgage ($1,540,000 principal balance at December 31, 1998) which bears interest at 6.83%, is payable in monthly installments of principal and interest of $10,070 and is due in November 2008. The three mortgage notes were consolidated and a new note (principal balance of $1,935,993 at December 31, 1998 including accrued but unpaid interest) was structured which extends the maturity date to December 2, 2008, bears interest at 15% and monthly payments of interest are to be made in an amount equal to net operating income.

                The property is managed by BCMI. As of December 31, 1998, 51 residential units were under lease (88%) at monthly rents ranging from $460 to $1,565. All leases are renewable, one-year leases. The occupancy for the previous four years was 87% for 1997 84% for 1996, 81% for 1995 and 58% for 1994 The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $3,739,913 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,226 which is based on assessed value of $365,760 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b.    The  Green  Street Apartments - consists  of  18
apartment units in three adjoining buildings located at 1826-1828-1830 Green Street in Philadelphia, Pennsylvania. In July 1987, Registrant acquired its interest in this property by purchasing a 99% general partnership interest in 18th & Green Associates General Partnership ("18th & Green"), a Pennsylvania general partnership, for $800,000. 18th & Green contracted to acquire and rehabilitate the Property for $1,600,000 ($100 per sf). Additionally, $100,000 of cash/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution and mortgage financing of $900,000 (principal balance of $1,314,181 at December 31, 1998) which bears interest at 12%. During 1990, Registrant defaulted on its mortgage loan and the lender obtained a confession of judgment pursuant to the loan documents. Registrant petitioned the court to open the judgment and negotiated a settlement with the lender. The settlement required the Registrant to make payments toward delinquent interest in December 1990 and April 1991. Registrant did not make the April 1991 payment; however, no notice of default was received from the lender. In 1992, the Resolution Trust Corporation ("RTC") took over control of the lender. The Registrant received notice in 1993 that the RTC had sold the loan. The purchaser of the note contacted the Registrant who attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity was extended to 1999 with monthly payments of interest to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI.

               As of December 31, 1998, 17 apartments were under lease (94%) at monthly rents ranging from $495 to $725. All leases are renewable, one-year leases. The occupancy for the previous four years was 94% for 1997, 92% for 1996, 92% for 1995 and 99% for 1994. The
monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $1,480,897 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $15,470 which is based on assessed value of $187,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    The  Loewy Building - consists of two  adjoining
buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 62,091 sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (principal balance of $3,811,828 at December 31, 1998) and a $500,000 note payable to the Developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5% and is due in January 2012. The note was sold in September 1997. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income with a minimum monthly payment of $27,500. Triad obtained $200,000 of additional financing in 1987 to fund cost overruns resulting from delays and changes in rehabilitation and construction plans, (principal balance due of $200,000 at December 31, 1998) and interest at prime with a minimum of 6% and a maximum of 8% adjusting annually on January 2, (the rate was 8% at December 31, 1998 and 1997) and the Registrant advanced an additional $1,098,000. The property is managed by BCMI. As of December 31, 1998, 60,671 sf were rented (98%) at annual rates ranging from $6.00 to $16.44 per sf.

                The occupancy for the previous four years has been 88% for 1997, 88% for 1996, 95% for 1995 and 93% for 1994. The range for annual rents has been $6.00 to $16.21 per sf for 1997, $6.00 to $14.16 per sf for 1996, $6.00 to $12.93 per sf for 1995, $6.95 to $14.08 per
sf for 1994. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a bank and a law firm.

                The following is a table showing commercial lease expirations at Loewy Building for the next five years.

                                                  Total annual        % of gross
             Number of       Total sf of       rental covered      annual rental
 Years    leases expiring  expiring leases   by expiring leases   from property

 1999           6              42,303            $486,196               66%
 2000           4              10,673             137,652               19%
 2001           0                   0                   0                0%
 2002           1               7,695              87,723               12%
 2003           0                   0                   0                0%

                There  are 6 commercial leases which expire  in  1999.
The first lease is for 200 sf and, although no negotiations have taken place, the Registrant expects the tenant to renew at the current rental rate. The second lease is for 3,061 sf and the Registrant expects the tenant to exercise the renewal option in its lease. The third lease is for 2,302 sf and the Registrant expects the tenant to renew at current market rates. The fourth and fifth leases (33,121
sf)  are  with  the same tenant and expired December  31,  1998.   The
Registrant is in the process of negotiating a lease extension and expects the tenant to renew at current market rates. The sixth lease is for 5,039 sf and the Registrant expects the tenant to renew at current market rates. For tax purposes of depreciation, this property has federal tax basis of $6,155,916 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $19,776 which is based on an assessed value of $1,680,900 taxed at a rate of $1.1765 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d. Magazine Place - is a four story building consisting of 57 apartment units located at 730 Magazine Street in New Orleans, Louisiana. In October 1986, the Registrant was admitted with a 60% general partnership interest in Magazine Place Limited Partnership ("MPP"), a Louisiana partnership, for a cash contribution of $600,000. Registrant believes that its acquisition of a majority general partnership interest in MPP, though technically non-compliant with the provisions of Registrant's partnership agreement disapproving of investments in limited partnerships, will have no adverse impact on Registrant's limited partners. Registrant subsequently made an additional equity contribution of $142,393 to fund certain fees incurred by MPP. MPP acquired and rehabilitated the property for $4,091,393 ($51 per sf), including mortgage financing of $3,050,000 (principal balance of $2,808,515 at December 31, 1998) and cash contributions by limited partners of $344,000. The mortgage note bears interest at 10%, is payable in monthly installments of principal and interest of $26,766, and is due in 1999. The excess proceeds from equity investments and mortgage financing over the acquisition and rehabilitation costs were utilized to provide working capital reserves. In 1987, Registrant made an equity contribution of $7,000 (MPP's other partners contributed cash in the amount of $28,000 in
1987) to fund operating deficits incurred during the lease-up period. According to the Amended and Restated Partnership Agreement, the Registrant's interest in MPP will be reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date is the date on which the Registrant will have received a return of its initial capital contribution. For purposes of determining the First Conversion Date, the Registrant will be deemed to have received a return of its initial capital contribution when the sum of the following amounts equals $600,000: (i) cash distributions from MPP; (ii) investment tax credit allocable to the Registrant; and (iii) 50% of the aggregate of MPP's net losses and deductions allocable to the Registrant. As of December 31, 1994, the Registrant had received a return of its initial capital and the Registrant's interest in the MPP was reduced to 40%. Since that date, the Registrant has accounted for its investment in MPP on the equity basis.

                The property is managed by an independent property management firm. As of December 31, 1998, 51 residential units were under lease (89%) at monthly rents ranging from $620 to $1,300. All leases are renewable, one-year leases. The occupancy for the previous four years was 91% for 1997, 96% for 1996, 91% for 1995 and 89% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $2,500,448 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,077 which is based on assessed value of $79,000 taxed at a rate of $17.819 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 61 Units of record were sold or exchanged in 1998.

                b. As of December 31, 1998, there were 1,581 record holders of Units.

                c. Registrant did not declare any cash dividends in 1998 or 1997.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                        1998         1997        1996        1995        1994

 Rental income      $1,251,911   $1,251,764  $1,254,573  $1,658,031  $2,016,023
 Interest income         2,113          441       1,229         840       1,005
 Net loss           (1,297,537)  (1,017,497) (1,017,308)   (533,933) (1,756,104)
 Net loss per Unit      (91.88)      (72.05)     (72.03      (37.80)    (124.35)
 Total assets (net of7,758,588    8,196,299   8,711,971   8,887,472  18,771,092
 depreciation and
 amortization)
 Debt obligations    8,970,613    8,418,142   8,414,901   7,776,693  15,216,724

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At  December  31, 1998, Registrant  had  cash  of
approximately $31,981. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $168,344 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court, Loewy Building and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgage.

                    Results of Operations

                     During 1998, Registrant incurred a net loss of $1,297,537 ($91.88 per limited partnership unit), compared to a net loss of $1,017,497 ($72.05 per limited partnership unit) in 1997 and a net loss of $1,017,308 ($72.03 per limited partnership unit) in 1996.

                    Rental income decreased from $1,254,573 in 1996 to $1,251,764 in 1997 and increased to $1,251,911 in 1998. The increase from 1997 to 1998 is due to an increase at the Green Street Apartmants due to an increase in the average occupancy and an increase in the average rental rates partially offset by a decrease at Lincoln Court due to a decrease in the average occupancy. The decrease from 1996 to 1997 is the result of a decrease in rental income at Loewy Building due to a decrease in the average rental rates partially offset by an increase in rental income at Lincoln Court due to an increase in the average rental rates.

                    Rental operations expenses decreased from $661,589 in 1996 to $614,679 in 1997 and increased to $627,719 in 1998. The increase from 1997 to 1998 is due to an increase in maintenance expense at the Loewy Building due to extraordinary repairs made to the heating system. The decrease from 1996 to 1997 is mainly the result of a decrease in maintenance expense at Lincoln Court due to improvements made at the property in 1996 and a decrease in management fees expense at Loewy Building due to the decrease in rental income.

                     Interest expense decreased from $983,145 in 1996 to $968,397 in 1997 and increased to $1,162,024 in 1998. The increase from 1997 to 1998 is due to an increase in interest expense at Lincoln Court due to a prepayment penalty incurred for the refinancing of the mortgage notes partially offset by a decrease at the Loewy Building.

                      Depreciation and amortization increased from $478,758 in 1996 to $531,057 in 1997 and to $581,834 in 1998. The
increase from 1997 to 1998 is due to an increase at Lincoln Court due to the amortization of loan costs from the refinanced loan. The increase from 1996 to 1997 is the result of an increase at Lincoln Court due to the depreciation of the capital improvements made at the property in 1996 and an increase in amortization expense at the Loewy Building due to the amortization of leasing fees incurred in 1996.

                     In 1998, a loss of $1,046,000 was incurred at the Registrant's four properties or interests therein compared to a loss of $792,000 in 1997 and a loss of $812,000 in 1996. A discussion of property operations/activities follows:

                     In 1997, Registrant sustained a loss of $562,000 at Lincoln Court including $220,000 of depreciation and amortization expense compared to a loss of $288,000 including $167,000 of depreciation expense in 1997 and a loss of $366,000 including $144,000 of depreciation expense in 1996. The increase in the loss from 1997 to 1998 is mainly the result of the refinancing of the mortgages combined with a decrease in rental income. The refinancing resulted in an increase in interest expense due to a prepayment penalty incurred in connection with the refinancing and an increase in amortization expense due to the amortization of the loan costs from the refinanced loan. Rental income decreased due to a decrease in the average occupancy (87% to 85%). The decrease in the loss from 1996 to 1997 is the result of an increase in rental income due to an increase in the average rental rates and a decrease in maintenance expense partially offset by an increase in depreciation expense. Maintenance expense decreased due to improvements made at the property in 1996 and depreciation expense increased due to the depreciation of the capital improvements made at the property in 1996.

                     On  June 30, 1992 DHP, Inc. assigned to D, LTD  a
note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 1997 and 1998. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 1998 was $670,308.

                     In 1998, the Green Street Apartments sustained a loss of $141,000 including $59,000 of depreciation expense compared to a loss of $146,000 in 1997 including $59,000 of depreciation expense and a loss of $146,000 in 1996 including $59,000 of depreciation expense. The decrease in the loss from 1997 to 1998 is due to an increase in rental increase due to an increase in the average occupancy (94% to 95%) and an increase in the average rental rates.

                     On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD obtained a judgment in the amount of $78,171 on this note in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during 1997 and 1998. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 1998 was $55,179.

                     In 1998, the Loewy Building sustained a loss of $343,000 including $288,000 of depreciation and amortization expense compared to a loss of $358,000 including $290,000 of depreciation expense in 1997 and a loss of $300,000 including $260,000 of depreciation expense in 1996. The decrease in the loss from 1997 to 1998 is due to a decrease in interest expense partially offset by an increase in maintenance expense due to extraordinary repairs made to the heating system.. The increase in the loss from 1996 to 1997 is due to a decrease in rental income combined with an increase in interest and amortization expense partially offset by a decrease in management fees expense. The decrease in rental income is due to a decrease in the average rental rates and interest expense increased due to default interest accrued on the loan as a result of non-payment of the minimum monthly payment. Amortization expense increased due to the amortization of leasing fees incurred in 1996 while management fees decreased due to the decrease in rental income.

                    Summary of Minority Interests

                     In 1998, the Registrant incurred a net loss of $54,000 at Magazine Place compared to a loss of $30,000 in 1997 compared to $11,000 in 1996. This investment is accounted for by the equity method. The decrease from 1997 to 1998 is due to a decrease in rental income due to a decrease in the average occupancy (91% to 89%) and a decrease in the average rental rates and an increase in legal fees due to legal fees incurred in connection with a proposed refinancing of the first mortgage debt. The increase from 1996 to 1997 is due mainly to an increase in real estate tax expense due to the expiration of the tax abatement period.

Item7A.        Quantitative and Qualitative Disclosures about  Market
               Risk

               Not applicable.

Item 8.        Financial Statements and Supplementary Data

                      Registrant  is  not  required  to  furnish   the
supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors III and subsidiaries as of December 31, 1998 and 1997, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 10, 1999

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1998 and 1997        13

     Consolidated  Statements of Operations for the Years Ended
     December  31,  1998, 1997, and 1996                              14

     Consolidated  Statements  of Changes in Partners' Equity  for
     the  Years  Ended December 31, 1998, 1997, and 1996              15

     Consolidated  Statements of Cash Flows for the Years Ended
     December  31,  1998,  1997, and 1996                             16

     Notes to consolidated financial statements                      17-23

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation            25

     Notes to Schedule XI                                              26




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                1998                  1997
Rental properties at cost:
   Land                                     $   465,454           $   465,454
   Buildings and improvements                12,006,574            11,985,674
   Furniture and fixtures                        98,729                95,447
                                             ----------            ----------
                                             12,570,757            12,546,575
   Less - accumulated depreciation           (5,442,634)           (4,956,401)
                                             ----------            ----------
                                              7,128,123             7,590,174

Cash and cash equivalents                        31,981                   308
Restricted cash                                 168,344               126,684
Accounts receivable                              25,307                16,666
Investment in affiliate                         181,206               235,190
Other assets (net of accumulated
   amortization of $209,937 and $114,337)       223,627               227,277
                                             ----------            ----------
               Total                        $ 7,758,588           $ 8,196,299
                                             ==========            ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                         $ 8,970,613           $ 8,418,142
   Accounts payable:
        Trade                                   996,758               874,012
        Related parties                         736,458               624,606
   Interest payable                           1,290,951             1,239,576
   Tenant security deposits                      45,773                51,029
   Other liabilities                             34,553                 7,915
                                             ----------            ----------
               Total liabilities             12,075,106            11,215,280
                                             ----------            ----------
Partners' equity                             (4,316,518)           (3,018,981)
                                             ----------            ----------
               Total                        $ 7,758,588           $ 8,196,299
                                             ==========            ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996


                                            1998         1997           1996

Revenues:
   Rental income                       $ 1,251,911   $ 1,251,764   $ 1,254,573
   Interest income                           2,113           441         1,229
                                         ---------     ---------     ---------
               Total revenues            1,254,024     1,252,205     1,255,802
                                         ---------     ---------     ---------
Costs and expenses:
   Rental operations                       627,719       614,679       661,589
   General and administrative              126,000       126,000       138,200
   Interest                              1,162,024       968,397       983,145
   Depreciation and amortization           581,834       531,057       478,758
                                         ---------     ---------     ---------
               Total costs and expenses  2,497,577     2,240,133     2,261,692
                                         ---------     ---------     ---------
Loss before equity in affiliate         (1,243,553)     (987,928)   (1,005,890)

Equity in net loss of affiliate            (53,984)      (29,569)      (11,418)
                                         ---------     ---------     ---------
Net loss                               ($1,297,537)  ($1,017,497)  ($1,017,308)
                                         =========     =========     =========
Net loss per limited partnership unit:
Loss before equity in affiliate        ($    88.06)  ($    69.96)  ($    71.22)

Equity in net loss of affiliate              (3.82)        (2.09)         (.81)
                                         ---------     ---------     ---------
                                       ($    91.88)  ($    72.05)  ($    72.03)
                                         =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                              Dover
                                             Historic      Limited
                                          Advisors II(1) Partners (2)    Total

Percentage participation in profit or loss    1%            99%           100%

Balance at December 31, 1995              ($122,881)  ($  861,295)  ($  984,176)
Net loss                                    (10,173)   (1,007,135)   (1,017,308)
                                            -------     ---------     ---------
Balance at December 31, 1996               (133,054)   (1,868,430)   (2,001,484)
Net loss                                    (10,175)   (1,007,322)   (1,017,497)
                                            -------     ---------     ---------
Balance at December 31, 1997               (143,229)   (2,875,752)   (3,018,981)
Net loss                                    (12,975)   (1,284,562)   (1,297,537)
                                            -------     ---------     ---------
Balance at December 31, 1998              ($156,204)  ($4,160,314)  ($4,316,518)
                                            =======     =========     =========


 (1)   General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                              1998         1997          1996

Cash flows from operating activities:
   Net loss                              ($1,297,537) ($1,017,497) ($1,017,308)
   Adjustments to reconcile net loss to
     net cash (used in) provided by
     operating activities:
Depreciation and amortization                581,834      531,057      478,748
Equity in loss of affiliate                   53,984       29,569       11,418
Changes in assets and liabilities:
   (Increase) decrease in restricted cash    (41,660)      77,112      (95,508)
   Increase in accounts receivable            (8,641)      (8,608)        (673)
   Increase in other assets                  (91,951)    (108,765)     (96,087)
   Increase in accounts payable - trade      122,746      121,755      172,594
   Increase in accounts payable - related
     parties                                 111,852       45,703       45,703
   Decrease in accounts payable - taxes            0            0     (155,907)
   Increase in interest payable               51,375      350,712      132,998
   Decrease in tenant security deposits       (5,256)      (1,477)      (2,413)
   Increase (decrease) in other liabilities   26,638      (18,109)      10,625
      Net cash used in provided by operating--------      -------      -------
        activities:                         (496,616)       1,452     (515,810)
                                           ---------      -------      -------
Cash flows from investing activities:
   Capital expenditures                      (24,182)     (25,247)    (112,221)
                                           ---------      -------      -------
      Net cash used in investing activities: (24,182)     (25,247)    (112,221)
                                           ---------      -------      -------
Cash flows from financing activities:
   Proceeds from debt obligations          1,540,000            0      638,208
   Payments of principal under debt
     obligations                            (987,529)       3,241            0
                                           ---------      -------      -------
      Net cash provided by financing
        activities:                          552,471        3,241      638,208
                                           ---------      -------      -------
Increase (decrease) in cash and cash
   equivalents                                31,673      (20,554)      10,177
Cash and cash equivalents at beginning of year   308       20,862       10,685
                                           ---------      -------      -------
Cash and cash equivalents at end of year  $   31,981     $    308     $ 20,862
                                           =========      =======      =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest $1,221,356     $617,685     $558,411


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors III (the "Partnership") was formed in February 1986 under the laws of the Commonwealth of Pennsylvania. The Partnership was formed to acquire, rehabilitate, and manage real properties which were certified historic structures as defined in the Internal Revenue Code of 1986 (the "Code"), or which were eligible for designation as such, utilizing mortgage financing and the net proceeds from the sale of limited partnership units. Any rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitations expenditures" as defined in the Code.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

6.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,891.5 in 1998, 1997, and 1996).

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

10.    Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

11.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In December 1986, the Partnership was admitted, with a 99% general partnership interest, to a Maryland general partnership which owned a property located in Maryland consisting of 55 residential units and 14,800 square feet of commercial space, for a cash contribution of $3,508,700. The lender on the property foreclosed in January 1996.

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

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                             December 31,
                                                           1998        1997
                                                          ------      ------
Mortgage loan, interest accrues at 11 1/2%, interest    $3,811,828  $3,788,541
only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property

Note, interest payable monthly at prime, with a minimum    200,000     200,000
6% and a maximum of 8%, adjusting annually on January 2
(8% at December 31, 1998 and 1997); due in 1997;
collateralized by the related rental property (A)

Allowed  unsecured  claims in the amount  of  $268,042;    158,612     165,246
non-interest bearing

Note payable, interest only at 10%, payable quarterly;      10,000      10,000
principal due in 1994 (A)

Mortgage loan, interest at 6.83%, payable in monthly     1,540,000           0
principal and interest installments of $10,071;
principal due in November 2008; collateralized by the related rental property (B)

Mortgage loan, interest at 9.125%, payable in monthly            0   1,256,565
principal and interest installments of $10,317;
principal due in September 2003; collateralized by the related rental property (B)

Mortgage loan, interest accrues at 15%, interest only    1,935,993           0
payable monthly to the extent of net operating income;
principal due December 2008; collateralized by the related rental property (C)

Mortgage loan, interest at prime plus 1 1/4% with a              0   1,476,212
minimum of 9.5% and a maximum of 14 1/2%, (9.75% at December 31, 1997), respectively, principal due in 1999; collateralized by the related rental property (C)

Mortgage loan, interest at 11% per annum; principal              0     107,120
due in 1999; collateralized by the related rental property (C)

Note, interest at prime plus 1 1/4% (9.75% at December           0     100,278
31, 1997); principal due in 1999; collateralized by the related rental property (C)

Mortgage loan, interest at 12%; payable interest only
to the extent of net operating income with a minimum
monthly payment of $5,750; principal due in 1999;
collateralized by the related rental property            1,314,180   1,314,180
                                                         ---------   ---------
                                                        $8,970,613  $8,418,142
                                                         =========   =========
(A) Although this obligation has matured, the lenders have not made any demand for payment.

(B) In November 1998, the first mortgage loan at Lincoln Court was refinanced.

(C)    In November 1998, the three loans were combined and restated.

Approximate maturities of the mortgage loan obligations at December 31, 1998, for each of the succeeding five years are as follows:


                          1999                  $1,701,158
                          2000                      18,705
                          2001                      20,042
                          2002                      21,475
                          2003                      23,010
                          Thereafter             7,186,223
                                                 ---------
                                                $8,970,613
                                                 =========
NOTE G - COMMITMENTS AND CONTINGENCIES

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

According to the Amended and Restated Partnership Agreement, the Partnership's interest in Magazine Place Limited Partnership ("MPP") was reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date was the date on which the Partnership received a return of its initial capital contribution as referred to in the Partnership Agreement. For purposes of determining the First Conversion Date, the Partnership was deemed to have received a return of its initial capital contribution when the sum of the following amounts equalled $600,000: (i) cash distributions to the Partnership from MPP; (ii) investment tax credit allocable to the Partnership; and
(iii)  50%  of  the  aggregate  of MPP's  net  losses  and  deductions
allocable   to  the  Partnership.   As  of  December  31,  1994,   the
Partnership had received a return of its initial capital and the Partnership's interest in the MPP was reduced to 40%. Since that date, the Partnership has accounted for its investment in MPP on the equity basis.

NOTE H - TRANSACTIONS WITH RELATED PARTIES

Included in debt obligations for 1998, 1997 and 1996 is $140,000 owed to an affiliate of the General Partner by one of the Partnership's Ventures for additional amounts advanced for working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest which was due on June 30, 1997. Interest accrued was $45,703 during both 1997 and 1998. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the judgment at December 31, 1998 was $670,308.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Partnership, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest which was due on June 30, 1997. On December 6, 1993 D, LTD confessed judgment in the amount of $78,171 against 18th and Green in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during both 1997 and 1998. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the judgment at December 31, 1998 was $55,179.

In Juen 1998, the General Partner advanced the Partnership $66,150 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                            For the Years Ended December 31,
                                           1998          1997          1996
                                          ------        ------        ------
Net loss - book                        ($1,297,537)  ($1,017,497)  ($1,017,308)
Excess of tax over book depreciation       138,784       108,515        89,414
Other timing differences                         0          (207)       21,739
Minority interest                          (84,494)       (5,094)      (21,859)
                                         ---------     ---------     ---------
Net loss - tax                         ($1,243,247)  ($  914,283)  ($  928,014)
                                         =========     =========     =========

Partners' equity - book                ($4,316,518)  ($3,018,981)  ($2,001,484)
1987 distribution of interest on escrow    (39,576)      (39,576)      (39,576)
deposits to limited partners
Costs of issuance                        1,697,342     1,697,342     1,697,342
Cumulative tax over (under) book loss      405,733       351,443       248,230
                                         ---------     ---------     ---------
Partners' equity - tax                 ($2,253,019)  ($1,009,772)  ($   95,488)
                                         =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                     DIVERSIFIED HISTORIC INVESTORS III
                          (a limited partnership)

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1998

                                                                        Cost
                                                                    Capitalized
                           Initial Cost to Partnership (b)         Subsequent to
                                                                    Acquisition

                                          Buildings
                                             and                Date of  Date
Description (a)    Encumbrances   Land   Improvements Imprmnts  Constr. Acquired
                       (f)                                        (a)

64,000 square feet
of commmercial space                                             1986-
in Winston-Salem, NC $4,170,440  $308,624  $6,290,125  $476,976  1988  11/14/86

58 apartment
units in                                                          1986-
Philadelphia, PA      3,485,993    86,187   3,490,437     -       1987  9/9/86

18 apartment units
in Philadelphia,
PA                    1,314,180    70,643   1,559,017     -       1987
                      ---------   -------  ----------   -------
TOTAL                $8,970,613  $465,454 $11,339,579  $476,976
                      =========   =======  ==========   =======


                     Gross Amount at which Carried at
                     December 31, 1998

                                  Buildings
                                     and                      Accumulated
Description            Land      Improvements  Total (c)(d)  Depreciation
                                                               (d) (e)
64,000 square feet
of commercial
space in
Winston-Salem, NC     $308,624    $6,799,879    $7,108,503   $3,006,569

58 apartment
units in
Philadelphia, PA        86,187     3,739,324     3,825,511    1,720,015

18 apartment units
in Philadelphia,
PA                      70,643     1,566,100     1,636,743      716,050
                       -------    ----------    ----------    ---------
TOTAL                 $465,454   $12,105,303   $12,570,757   $5,442,634
                       =======    ==========    ==========    =========

                  DIVERSIFIED HISTORIC INVESTORS III

                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1998

(A) All properties are certified historic structures as defined in the Internal Revenue Code. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to turnkey development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1998, for Federal income tax purposes is approximately $13,877,174. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                         1998           1997           1996
                                        ------         ------         ------
Balance at beginning of year:        $12,546,575    $12,521,328    $12,409,107
Additions during the year:
   Improvements                           24,182         25,247        112,221
                                      ----------     ----------     ----------
Balance at end of year               $12,570,757    $12,546,575    $12,521,328
                                      ==========     ==========     ==========

Reconciliation of accumulated depreciation:
                                         1998           1997           1996
                                        ------         ------         ------
Balance at beginning of year          $4,956,401     $4,461,992     $3,991,148
Depreciation expense for the year        486,233        494,409        470,844
                                       ---------      ---------      ---------
Balance at end of year                $5,442,634     $4,956,401     $4,461,992
                                       =========      =========      =========

 (E) See Note B to the financial statements for depreciation method and lives.

(F)    See Note E to the financial statements for further information.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                               PART III

Item 10.       Directors and Executive Officers of the Registrant

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

                Donna M. Zanghi (age 41) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 33) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1998, Registrant has paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 1996 through 1998.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1998
                       and 1997.

                    b. Consolidated Statements of Operations for the Years Ended
                       December 31, 1998, 1997 and 1996.

                    c. Consolidated Statements  of  Changes in Partners'  Equity
                       for  the Years Ended December 31, 1998, 1997 and 1996.

                    d. Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1998, 1997 and 1996.

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

                           21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                    (b)  Reports on Form 8-K:

                         No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                    (c)  Exhibits:

                         See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 1999          DIVERSIFIED HISTORIC INVESTORS III
       --------------
                               By: Dover Historic Advisors II, General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer

                                       By: /s/ Michele F. Rudoi
                                           -----------------------
                                           MICHELE F. RUDOI,
                                           Assistant Secretary

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

      Signature                       Capacity                   Date

DOVER HISTORIC ADVISORS II            General Partner

By:  EPK, Inc., Partner

     By: /s/ Spencer Wertheimer
         ----------------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi
         ----------------------
         MICHELE F. RUDOI,
         Assistant Secretary