Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 1999-06-04
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $44,178. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $141,321 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a net loss of $292,807 ($20.60 per limited partnership unit) compared to a net loss of $251,297 ($17.79 per limited partnership unit) for the same period in 1998.

                     Rental income increased $626 from $304,913 in the first quarter of 1998 to $305,539 in the same period in 1999. The increase from the first quarter of 1998 to the same period in 1999 is the result of an increase in the average rental rates at the Loewy Building partially offset by a decrease at the Lincoln Court due to a decrease in the average occupancy (91% to 88%) and a decrease in the other income at Green Street Apartments.

                     Expense for rental operations decreased by $2,715 from $176,442 in the first quarter of 1998 to $173,732 in the same period in 1999. The decrease from the first quarter of 1998 to the same period in 1999 is mainly the result of a decrease in commissions expense at Lincoln Court due to a lower turnover of apartment units.

                      Interest expense increased by $51,805 from $215,855 in the first quarter of 1998 to $267,660 in the same period in 1999. The increase is due to an adjustment made to properly calculate interest on the mortgage loan at the Loewy Building in 1998 combined with an increase at Lincoln Court due to an increase in the interest rate.

                     Depreciation and amortization expense decreased $4,265 from $131,106 in the first quarter of 1998 to $126,841 in the same period in 1999. The decrease from the first quarter of 1998 to the same period in 1999 is due to the amortization of leasing commissions incurred during 1998 at the Loewy Building.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $247,000, compared to a loss of approximately $203,000 for the same period in 1998.

                     In the first quarter of 1999, Registrant incurred a loss of $138,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $70,000 in the first quarter of 1998, including $40,000 of depreciation expense. The increase in the loss from the first quarter of 1998 to the same period in 1999 is the result of a decrease in rental income due to an decrease in the average occupancy (91% to 88%) combined with an increase in commissions and interest expense. Commissions expense increased due to a higher turnover of apartment units and commissions for future leases. Interest expense increased due to an increase in the interest rate on the second mortgage.

                     In the first quarter of 1999, Registrant incurred a loss of $46,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $44,000 including $15,000 of depreciation expense in the first quarter of 1998. The increased loss is the result of a decrease in other income such as parking fees and late fees from the first quarter of 1998 to the same period in 1999.

                     In the first quarter of 1999, Registrant incurred a loss of $63,000 at the Loewy Building, including $69,000 of depreciation and amortization expense, compared to a loss of $89,000 including $72,000 of depreciation expense in the first quarter of 1998. The decreased loss from the first quarter of 1998 to the same period in 1999 is the result of an increase in rental income due to an increase in the average rental rates combined with a decrease in amortization expense partially offset by an increase in interest expense. Interest expense increased due to an adjustment made to property calculate interest on the mortgage loan in 1998.

                    Summary of Minority Interests

                     In the first quarter of 1999, the Registrant incurred no loss at Magazine Place compared to a loss of $1,537 in the first quarter of 1998. The Registrant accounts for this investment on the equity method. The difference from the first quarter of 1998 to the same period in 1999 is due to an increase in rental income due to an increase in the average rental rates.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          March 31, 1999       December 31, 1998
                                           (Unaudited)
Rental properties, at cost:
Land                                       $   465,454             $   465,454
Buildings and improvements                  12,006,574              12,006,574
Furniture and fixtures                          98,729                  98,729
                                            ----------              ----------
                                            12,570,757              12,570,757
Less - accumulated depreciation             (5,564,379)             (5,442,634)
                                            ----------              ----------
                                             7,006,378               7,128,123

Cash and cash equivalents                       44,178                  31,981
Restricted cash                                141,321                 168,344
Accounts and notes receivable                   27,269                  25,307
Investment in affiliate                        181,206                 181,206
Other  assets  (net  of  amortization   of
$215,033  and $209,937 at March  31,  1999
and December 31, 1998, respectively)
                                               217,957                 223,627
                                            ----------              ----------
       Total                               $ 7,618,309             $ 7,758,588
                                            ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 8,966,681             $ 8,970,613
Accounts payable:
       Trade                                 1,025,379                 996,758
       Related parties                         747,883                 736,458
Interest payable                             1,380,243               1,290,951
Other liabilities                               59,097                  45,773
Tenant security deposits                        48,357                  34,553
                                            ----------              ----------
       Total liabilities                    12,227,640              12,075,106
                                            ----------              ----------
Partners' equity                            (4,609,331)             (4,316,518)
                                            ----------              ----------
       Total                               $ 7,618,309             $ 7,758,588
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                           Three months           Three months
                                               Ended                  Ended
                                             March 31,              March 31,
                                               1999                   1998
Revenues:
Rental income                                $ 305,539              $ 304,913
Interest income                                  1,386                    230
                                              --------               --------
       Total revenues                          306,925                305,143
                                              --------               --------
Costs and expenses:
Rental operations                              173,737                176,442
General and administrative                      31,500                 31,500
Interest                                       267,660                215,855
Depreciation and amortization                  126,841                131,106
                                              --------               --------
       Total costs and expenses                599,738                554,903
                                              --------               --------
Loss before equity in affiliate               (292,813)              (249,760)

Equity in (loss) income of affiliate                 0                 (1,537)
                                              --------               --------
Net loss                                    ($ 292,813)            ($ 251,297)
                                              ========               ========

Net loss per limited partnership unit:
Loss before equity in affiliate             ($   20.60)            ($   17.68)
Equity in (loss) income of affiliate                (0)                  (.11)
                                              --------               --------
Net loss                                    ($   20.60)            ($   17.79)
                                              ========               ========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                           1999          1998
Cash flows from operating activities:
 Net loss                                             ($ 292,813)   ($ 251,297)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization                           126,841       131,106
 Equity in loss of affiliate                                   0         1,537
 Changes in assets and liabilities:
 Decrease in restricted cash                              27,023        45,794
 Increase in accounts receivable                          (1,962)      (10,852)
 Decrease in other assets                                    574         1,117
 Increase in accounts payable - trade                     28,621        21,897
 Increase in accounts payable - related parties           11,425        11,425
 Increase in interest payable                             89,292        57,624
 Increase (decrease) in accrued liabilities               13,324        (1,465)
 Increase in tenant security deposits                     13,804         4,852
                                                        --------      --------
Net cash provided by operating activities                 16,129        11,738
                                                        --------      --------
Cash flows from investing activities:
 Capital expenditures                                          0       (16,250)
                                                        --------      --------
Net cash used in investing activities                          0       (16,250)
                                                        --------      --------
Cash flows from financing activities:
 Proceeds from debt financing                                  0        15,833
 Principal payments                                       (3,932)       (4,845)
                                                        --------      --------
Net cash (used in) provided by financing activities       (3,932)       10,988
                                                        --------      --------
Increase in cash and cash equivalents                     12,197         6,476

Cash and cash equivalents at beginning of period          31,981           308
                                                        --------      --------
Cash and cash equivalents at end of period             $  44,178     $   6,784
                                                        ========      ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 4, 1999             DIVERSIFIED HISTORIC INVESTORS III
       ------------
                                By: Dover Historic Advisors II, General Partner

                                     By: EPK, Inc., Partner

                                         By: /s/ Spencer Wertheimer
                                             ----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer