Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1999-09-02
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               (1)  Liquidity

                     As of June 30, 1999, Registrant had cash of $33,138. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1999, Registrant had restricted cash of $154,876 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court, Loewy Building and Green Street Apartments has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the second quarter and the first six months of 1999 at the three properties.

               (3)  Results of Operations

                     During the second quarter of 1999, Registrant incurred a net loss of $273,989 ($19.54 per limited partnership unit) compared to a net loss of $226,241 ($16.02 per limited partnership unit) for the same period in 1998. For the first six months of 1999, the Registrant incurred a net loss of $567,315 ($40.19 per limited partnership unit) compared to a net loss of $477,538 ($33.81 per limited partnership unit) for the same period in 1998.

                     Rental income decreased $26,624 from $327,740 in the second quarter of 1998 to $301,116 in the same period in 1999. The decrease from the second quarter of 1998 to the same period in 1999 is the result of decreases in the average occupancy at the Loewy Building (100% to 90%), Green Street Apartments (98% to 91%), and Lincoln Court (87% to 82%).

                     Rental income decreased $25,998 from $632,653 for the first six months of 1998 to $606,655 in the same period in 1999. The decrease from the first six months of 1998 to the same period in 1999 is the result of decreases in the average occupancy at Lincoln Court (89% to 85%) and Green Street Apartments (96% to 93%) partially offset by an increase in the average rental rates at the Loewy Building.

                    Expense for rental operations decreased by $16,008 from $150,805 in the second quarter of 1998 to $134,797 in the same period in 1999 and decreased by $18,713 from $327,247 for the first six months of 1998 to $308,534 in the same period in 1999. The decrease in rental operations for both the second quarter and the first six months in 1999 are due to a decrease in maintenance expense at the Loewy Building partially offset by an increase in maintenance expense at Lincoln Court. At the Loewy Building, maintenance expense decreased due to repairs made to the air conditioning system in the second quarter of 1998, while no repairs were made in 1999. The increase in maintenance expense at Lincoln Court is due to the recarpeting and painting of several units.

                      Interest expense increased by $35,837 from $231,823 in the second quarter of 1998 to $267,660 in the same period in 1999 and increased $88,155 from $447,678 for the first six months of 1998 to $535,833 in the same period in 1999. The increase for both the second quarter and the first six months is due to an adjustment made to properly calculate interest on the mortgage loan at the Loewy Building in 1998 combined with an increase at Lincoln Court due to an increase in the interest rate.

                     Depreciation and amortization expense decreased $3,066 from $129,906 in the second quarter of 1998 to $126,840 in the same period in 1999 and decreased $7,331 from $261,012 for the first six months of 1998 to $253,681 in the same period in 1999. The decrease for both the second quarter and the first six months is due to the amortization of leasing commissions incurred during 1998 at the Loewy Building that was not repeated in 1999.

                      Losses incurred during the quarter at the Registrant's properties amounted to $214,000, compared to a loss of approximately $171,000 for the same period in 1998. For the first six months of 1999 the Registrant's properties recognized a loss of $459,000 compared to approximately $365,000 for the same period in 1998.

                    In the second quarter of 1999, Registrant incurred a loss of $113,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $65,000 in the second quarter of 1998, including $40,000 of depreciation and amortization expense. For the first six months of 1999, Registrant incurred a loss of $250,000 at Lincoln Court including $80,000 of depreciation and amortization expense, compared to a loss of $135,000 for the same period in 1998, including $81,000 of depreciation and amortization expense. The increase in loss for both the second quarter and the first six months is due to a decrease in rental income combined with an increase in maintenance and interest expense. The decrease in rental income is due to a decrease in average occupancy for the second quarter (87% to 82%) and for the first six months (89% to 85%). The increase in maintenance expense is due to the recarpeting and painting of several apartment units. The increase in interest expense is due to an increase in interest rate on the second mortgage as a result of a refinancing in the fourth quarter of 1998.

                    In the second quarter of 1999, Registrant incurred a loss of $31,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $29,000 including $15,000 of depreciation expense in the second quarter of 1998 and for the first six months of 1999, Registrant incurred a loss of $77,000 including $29,000 of depreciation expense, compared to a loss of $73,000 for the same period in 1998, including 29,000 of depreciation expense. The increase in the loss from the second quarter and the first six months of 1998 to the same periods in 1999 is the result of a decrease in rental income due to a decrease in the average occupancy in the second quarter (98% to 91%) and for the first six months (96% to 93%).

                    In the second quarter of 1999, Registrant incurred a loss of $70,000 at the Loewy Building, including $69,000 of depreciation and amortization expense, compared to a loss of $77,000 including $71,000 of depreciation and amortization expense in the second quarter of 1998. The decrease in loss from the second quarter of 1998 to the same period in 1999 is the result of a decrease in maintenance and amortization expense partially offset by a decrease in rental income and an increase in interest expense. The decrease in maintenance expense is due to repairs made to the air conditioning systems in the second quarter of 1998, which did not recur in 1999. Amortization expense decreased due to the amortization of leasing commissions incurred during 1998 at the Loewy Building which did not recur in 1999. The decrease in rental income is due to a decrease in occupancy rate (100% to 90%) and the increase in interest expense is due to an adjustment made to properly calculate interest on the mortgage loan in 1998.

                     For  the  first  six months of  1999,  Registrant
incurred a loss of $132,000 at the Loewy Building including $137,000 of depreciation and amortization expense, compared to a loss of $157,000 for the same period in 1998, including $144,000 of depreciation and amortization expense. The decreased loss from the first six months of 1998 to the same period in 1999 is the result of an increase in rental income combined with a decrease in maintenance and amortization expense partially offset by an increase in interest expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to repairs made to the air conditioning systems in the second quarter of 1998, which did not recur in 1999. Amortization expense decreased due to the amortization of leasing commissions incurred during 1998 at the Loewy Building which did not recur in 1999. Interest expense increased due to an adjustment made to properly calculate interest on the mortgage loan in 1998.

                    Summary of Minority Interests

                     In the second quarter of 1998, the Registrant incurred a loss of $15,011 at Magazine Place compared to a loss of $10,774 in the second quarter of in 1998 and for the first six months of 1999 the Registrant incurred a loss of $15,011 compared to a loss of $12,311 for the same period in 1998. The Registrant accounts for this investment on the equity method. The increase in the loss from the second quarter and the first six months of 1998 to the same periods in 1999 is due to a decrease in rental income due to a decrease in the average rental rates.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1999         December 31, 1998
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   465,454             $   465,454
Buildings and improvements                 12,006,574              12,006,574
Furniture and fixtures                         98,729                  98,729
                                           ----------              ----------
                                           12,570,757              12,570,757
Less - Accumulated depreciation            (5,686,124)             (5,442,634)
                                           ----------              ----------
                                            6,884,633               7,128,123

Cash and cash equivalents                      33,188                  31,981
Restricted cash                               154,876                 168,344
Accounts and notes receivable                  41,166                  25,307
Investment in affiliate                       166,195                 181,206
Other assets (net of amortization of
$220,128 and $209,937 at June 30, 1999
and December 31, 1998, respectively)          228,616                 223,627
                                           ----------              ----------
       Total                              $ 7,508,674             $ 7,758,588
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 8,963,261             $ 8,970,613
Accounts payable:
       Trade                                1,081,753                 996,758
       Related parties                        759,308                 736,458
Interest payable                            1,487,568               1,290,951
Other liabilities                              39,268                  45,773
Tenant security deposits                       61,349                  34,553
                                           ----------              ----------
       Total liabilities                   12,392,507              12,075,106
                                           ----------              ----------
Partners' equity                           (4,883,833)             (4,316,518)
                                           ----------              ----------
       Total                              $ 7,508,674             $ 7,758,588
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                     Three months             Six months
                                    Ended June 30,           Ended June 30,
                                  1999         1998         1999        1998

Revenues:
   Rental income              $ 301,116    $ 327,740   $  606,655   $  632,653
   Interest income                  703          827        2,089        1,057
                                -------      -------    ---------    ---------
   Total revenues               301,819      328,567      608,744      633,710
                                -------      -------    ---------    ---------
Costs and expenses:
   Rental operations            134,797      150,805      308,534      327,247
   General and
   Administrative                31,500       31,500       63,000       63,000
   Interest                     267,660      231,823      535,833      447,678
   Depreciation and
      Amortization              126,840      129,906      253,681      261,012
                                -------      -------    ---------    ---------
   Total costs and expenses     560,797      544,034    1,161,048    1,098,937
                                -------      -------    ---------    ---------
Loss before equity in affiliate(258,978)    (215,467)    (552,304)    (465,227)

Equity in income of affiliate   (15,011)     (10,774)     (15,011)     (12,311)
                                -------      -------    ---------    ---------
Net loss                     ($ 273,989)  ($ 226,241) ($  567,315) ($  477,538)
                                =======      =======    =========    =========
Net loss per limited partnership
unit:
Loss before equity in affiliate($ 18.48)  ($   15.26) ($    39.13) ($    32.94)
Equity in income of affiliate     (1.06)        (.76)       (1.06)        (.87)
                                 ------     --------    ---------    ---------
Net loss                       ($ 19.54)  ($   16.02) ($    40.19) ($    33.81)
                                 ======     ========    =========    =========
The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                         1999           1998
Cash flows from operating activities:
 Net loss                                           ($ 567,315)    ($ 477,538)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization                         253,681        261,012
 Equity in loss of affiliate                            15,011         12,311
 Changes in assets and liabilities:
 Decrease in restricted cash                            13,468         17,834
 Increase in accounts receivable                       (15,859)       (12,405)
 (Increase) decrease in other assets                   (15,180)         2,383
 Increase in accounts payable - trade                   84,995         50,881
 Increase in accounts payable - related parties         22,850         22,851
 Increase in interest payable                          196,617        128,095
 Increase in tenant security deposits                   15,576         23,467
 Increase in accrued liabilities                         4,715          4,506
                                                       -------        -------
Net cash provided by operating activities                8,559         33,397
                                                       -------        -------
Cash flows from investing activities:
 Capital expenditures                                        0        (18,650)
                                                       -------        -------
Net cash used in investing activities                        0        (18,650)
                                                       -------        -------
Cash flows from financing activities:
 Proceeds from debt financing                                0         20,786
 Principal payments                                     (7,352)       (11,183)
                                                       -------        -------
Net cash (used in) provided by financing activities     (7,352)         9,603
                                                       -------        -------
Increase in cash and cash equivalents                    1,207         24,350

Cash and cash equivalents at beginning of period        31,981            308
                                                       -------        -------
Cash and cash equivalents at end of period            $ 33,188       $ 24,658
                                                       =======        =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 2, 1999        DIVERSIFIED HISTORIC INVESTORS III
       -----------------
                                By: Dover Historic Advisors II, General Partner

                                    By: EPK, Inc., Partner

                                        By: /s/ Spencer Wertheimer
                                            -----------------------
                                            SPENCER WERTHEIMER
                                            President and Treasurer