Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 1999-12-20
CIK 792979

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC.  20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                               ----------------------------------------
                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to ___________________

Commission file number               0-15843
                       -------------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS III
------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2391927
-------------------------------                    ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

                1609 Walnut Street, Philadelphia, PA   19103
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

                               N/A
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          (1)  Liquidity

               As of September 30, 1998, Registrant had cash of $33,344. Cash generated from operations is used primarily to fund operating
expenses and debt service.   If  cash flow  proves to be insufficient, the
Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is
not   aware   of  any  additional  sources   of liquidity.

               As   of   September  30,   1999, Registrant  had  restricted
cash of $171,493 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (2)  Capital Resources

               Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement
items   and   are  funded  out  of  cash   from operations  or  replacement
reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of
capital   requirements  in   the   future   and accordingly does not believe
that it will  have to   commit   material  resources  to   capital investment
in the foreseeable future.   If  the need  for capital expenditures does arise,
the first mortgage holder for Lincoln Court, Loewy Building and Green Street has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter and the first nine months of 1999 at the three properties.

          (3)  Results of Operations

              During the third quarter of 1999, Registrant incurred a net loss of $275,814 ($19.53 per limited partnership unit) compared to a net loss of $228,343 ($16.17 per limited partnership unit) for the same period in
1998.  For   the  first  nine  months  of  1999,   the Registrant  incurred
a net loss of $831,926 ($58.91 per limited partnership unit) compared to a net loss of $705,881 ($49.98 per limited partnership unit) for the same period in 1998.

              Rental  income increased  $13,469 from  $309,762 in the third
quarter of 1998  to $323,231  in  the  same period  in  1999.   The increase
from the third quarter of 1998 to the same period in 1998 is the result of an increase in the average occupancy at Lincoln Court (85% to 87%)
partially  offset  by  a decrease   in   occupancy   at   Green   Street
Apartments (94% to 87%) and the Loewy  Building (100% to 85%).

              Rental  income decreased  $12,529 from $942,415 for the first
nine months of 1998 to  $929,886 in the same period in  1999.   The decrease
from the first nine months of 1998 to the same period in 1999 is the result of an decrease in the average occupancy at Green Street Apartments
(95% to 91%), at Lincoln Court (88% to 86%), and at the Loewy Building (100% to 88%).

               Expense for rental operations increased by $43,100 from $129,962 in the third quarter of 1998 to $173,062 in the same period in 1999. The increase from the third quarter of 1998 to the same period in 1999 is due to an increase in maintenance expense at the Lincoln Court due to an increase in the turnover of apartment units partially offset by a decrease in management fee expense at Green Street Apartments due to a decrease in rental income and a decrease in maintenance expense at the Loewy Building as a result of a decrease in occupancy.

               Expense  for  rental  operations increased  by  $24,386 from
$457,209  for  the first  nine months of 1998 to $481,595  in  the same period in 1999. The increase from the first nine months of 1998 to the same period in 1999 is due to an increase in maintenance and commissions expense at Lincoln Court partially offset by a decrease in maintenance
expense  at Loewy   Building.    At  the   Lincoln   Court, maintenance  and
commissions expense increased due to an increase in the turnover of apartment units. The decrease in maintenance expense at the Loewy Building is due to repairs made to the air conditioning systems in the second quarter of 1998, which did not recur in 1999.

               Interest expense increased by $22,337 from $240,585 in the third quarter of 1998 to $262,922 in the same period in 1999. The increase is due to a refinancing in the fourth quarter of 1998 at Lincoln Court.

               Interest expense increased by $22,337 from $240,585 in the third quarter of 1998 to $262,922 in the same period in 1999 and increased $110,492 from $688,263 for the first nine months of 1998 to $798,755 in the same period in 1999. The increase for the third quarter and nine-month period is due to an adjustment made in 1997 to properly calculate interest on the mortgage loan at the Loewy Building and an
increase in interest  rate  on the   second   mortgage  as  a result of a
refinancing at Lincoln Court.

             Losses incurred during the quarter at the Registrant's properties amounted to $225,000, compared to a loss of approximately $173,000 for the same period in 1998. For the first nine months of 1999 the Registrant's
properties   recognized  a  loss  of   $683,000 compared to approximately
$545,000 for the same period in 1998.

              In the third quarter of 1999, Registrant incurred a loss of $101,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $60,000 in the third quarter of 1998, including
$38,000  of depreciation and amortization expense.   The increase in the loss
from  the third  quarter  of 1998 to the same  period  in 1999  is  the result
of an increase in interest expense   and  maintenance  expense   partially
offset  by  an increase in rental income.   The increase  in  interest expense
is  due  to  an increase  in  the interest rate on  the  second mortgage  due
to a refinancing in  the  fourth quarter   of   1998.   The  increase in the
maintenance expense and the increase in rental income is due to the increase in the turnover of units as a result of the increase in occupancy (85% to 87%).

             For the first nine months of 1999, Registrant incurred a loss of $351,000 at Lincoln Court including $119,000 of depreciation and amortization expense, compared to a loss of $196,000 for the same period in 1998, including $119,000 of depreciation and amortization expense. The increase in the loss from  the first nine months of 1998 to the same period  in 1999 is the result of a decrease in rental income due to an decrease in the average occupancy (88% to 86%) combined with an increase in interest, commissions,
and maintenance  expense.    Interest expense increased due to an increase in
the interest rate on the second mortgage as a result of a refinancing in the fourth quarter of 1998. Maintenance and commissions expense increased
due   to   an  increase  in  the  turnover of apartments units.

              In the third quarter of 1999, Registrant incurred a loss of $33,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $33,000 including $15,000 of depreciation expense in the third quarter of 1998. Although there was no overall change from the third quarter of 1998 to the same period in 1999, there was a decrease in rental income due to a decrease in the average occupancy
(94% to 87%) partially offset by a decrease in management fee expense as a result of the decrease in rental income.

             For the first nine months of 1999, Registrant incurred a loss of $109,000 at the Green Street Apartments including $44,000 of depreciation expense, compared to a loss of $105,000 for the same period in 1998, including $44,000 of depreciation expense. The increase in the loss from the first nine months of 1998 to the same period in 1999 is the result of a decrease in rental income due to a decrease in the average occupancy
(95% to 91%).

              In the third quarter of 1999, Registrant incurred a loss of $91,000 at the Loewy Building, including $72,000 of depreciation and amortization expense, compared to a loss of $80,000 including $72,000 of depreciation and amortization expense in the third quarter of 1998. The increased loss is the result of a decrease in rental income due to a
decrease in average occupancy  (100%  to 85%)   partially  offset  by  a
decrease   in maintenance  and management fee  expense  as  a result of the decrease in the occupancy.

             For the first nine months of 1999, Registrant incurred a loss of $223,000 at the Loewy Building including $206,000 of depreciation and amortization expense, compared to a loss of $244,000 for the same period in 1998,  including  $216,000 of depreciation  and amortization expense.
The decreased loss from the first nine months of 1998 to the same period in 1999 is the result of an increase in rental income and a decrease in maintenance expense partially offset by an increase in interest
expense.   The  increase  in   rental income  is due to an increase in average
rental rates while rental occupancy decreased (100% to 88%).   The decrease in
maintenance expense is due to repairs made to the air conditioning systems in the second quarter of 1998, which did not recur in 1999.
The  increase   in interest  expense is due to an adjustment  made in  the calculation of the interest accruing on the mortgage loan in 1997.

             Summary of Minority Interests

              In the third quarter of 1999, the Registrant  incurred  a  loss
of   $5,601   at Magazine Place compared to a loss of $7,974  in the  third quarter of in 1998 and for the first nine months of 1999, incurred a loss of $9,410 compared to a loss of $20,285 for the same period in 1998. The
Registrant accounts  for this  investment  on  the equity  method.   The
decrease in the loss from the third quarter and the first nine months of 1998 to the same periods in 1999 is due to an increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS III
                  (a Pennsylvania limited partnership)

                         CONSOLIDATED BALANCE SHEETS

                                    Assets

                            September 30, 199    December 31, 1998
                                (Unaudited)
Rental properties, at cost:
Land                            $   465,454         $   465,454
Buildings and improvements       12,006,576          12,006,574
Furniture and fixtures               98,729              98,729
                                 ----------          ----------
                                 12,570,759          12,570,757
Less - Accumulated depreciation  (5,807,869)         (5,442,634)
                                 ----------          ----------
                                  6,762,890           7,128,123

Cash and cash equivalents            33,344              31,981
Restricted cash                     171,493             168,344
Accounts and notes receivable        52,398              25,307
Investment in affiliate             171,796             181,206
Other    assets   (net    of
amortization of $225,223  and
$209,937 at September 30, 1999
and December 31, 1999,
respectively)                       223,518             223,627
                                 ----------          ----------
     Total                      $ 7,415,439         $ 7,758,588
                                 ==========          ==========

                        Liabilities and Partners' Equity

Liabilities:
Debt obligations                $ 8,966,079        $ 8,970,613
Accounts payable:
     Trade                        1,127,047            996,758
     Taxes                           19,540                  0
     Related parties                770,733            736,458
Interest payable                  1,583,678          1,290,951
Other liabilities                    40,387             45,773
Tenant security deposits             56,419             34,553
                                 ----------         ----------
     Total liabilities           12,563,883         12,075,106
                                 ----------         ----------
Partners' equity                 (5,148,444)        (4,316,518)
                                 ----------         ----------
     Total                      $ 7,415,439        $ 7,758,588
                                 ==========         ==========

The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS III
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                    (Unaudited)

                             Three months          Nine months
                         Ended September 30,   Ended September 30,
                           1999      1998         1999     1998

Revenues:
   Rental income        $323,231   $309,762   $  929,886   $  942,415
   Interest income           881        524        2,970        1,581
                         -------    -------    ---------    ---------
  Total revenues         324,112    310,286      932,856      943,996
                         -------    -------    ---------    ---------
Costs and expenses:
   Rental operations     173,062    129,962      481,595      457,209
   General and            31,500     31,500       94,500       94,500
    administrative
   Interest              262,922    240,585      798,755      688,263
   Depreciation and
      amortization       126,841    128,608      380,522      389,620
                         -------    -------    ---------    ---------
  Total costs and        594,325    530,655    1,755,372    1,629,592
   expenses              -------    -------    ---------    ---------

Loss before equity in   (270,213)  (220,369)    (822,516)    (685,596)
affiliate

Equity in loss of
affiliate                 (5,601)    (7,974)      (9,410)     (20,285)
                         -------    -------    ---------    ---------
Net loss               ($275,814) ($228,343) ($  831,926) ($  705,881)
                         =======    =======    =========    =========
Net loss per limited
partnership unit:
Loss before equity in  ($  19.13) ($  15.60) ($    58.25) ($    48.55)
affiliate
Equity in loss of
affiliate                   (.40)      (.57)        (.66)       (1.43)
                         -------    -------    ---------    ---------
                       ($  19.53) ($  16.17) ($    58.91) ($    49.98)
                         =======    =======    =========    =========

The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS III
                     (a Pennsylvania limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                          Nine months ended
                                            September 30,
                                           1999     1998

Cash flows from operating activities:
 Net loss                               ($831,922) ($705,881)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization            380,522    389,620
 Equity in loss of affiliate                9,410     20,285
 Changes in assets and liabilities:
 Increase in restricted cash               (3,149)   (28,960)
 Increase in accounts receivable          (27,091)    (8,741)
 Increase in other assets                 (15,184)  (295,936)
 Increase in accounts payable - trade     130,289     97,459
 Increase in accounts payable - tax        19,540          0
 Increase in accounts payable -            34,275     34,277
  related parties
 Increase in interest payable             292,727    186,575
 Increase in accrued liabilities            5,834     37,263
 Increase (decrease) in tenant             10,646     (4,941)
  security deposits                       -------    -------

Net cash provided by (used by)              5,897   (278,980)
operating activities                      -------    -------

Cash flows from investing activities:
 Capital expenditures                           0    (16,250)
                                          -------    -------
Net cash used in investing activities           0    (16,250)
                                          -------    -------
Cash flows from financing activities:
 Proceeds from debt financing                   0    360,459
 Principal payments                        (4,534)   (12,771)
                                          -------    -------
Net cash (used in) provided by             (4,534)   347,688
financing activities                      -------    -------

Increase in cash and cash equivalents       1,363     52,458

Cash and cash equivalents at               31,981        308
beginning of period                       -------    -------

Cash and cash equivalents at end of      $ 33,344   $ 52,766
period                                    =======    =======

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

          (b)  Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its
behalf  by  the  undersigned,  thereunto   duly authorized.

Date:  December 20, 1999   DIVERSIFIED HISTORIC INVESTORS III
       -----------------
                           By: Dover Historic Advisors II, General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer