Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2000-08-24
CIK 792979

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1999
                         ------------------------------------------------
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------
Commission file number                0 - 15843
                      ---------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS III
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2391927
--------------------------------------             ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                  1609 WALNUT STREET,  PHILADELPHIA,  PA  19103
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's  telephone number, including area code (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: 13,981.5 Units

                     UNITS OF LIMITED PARTNERSHIP INTEREST
------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                              ------   -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or anyamendment to this Form 10-K. [   ]

Aggregate market value of Units held by non-affiliates of the Registrant:
Not Applicable*

*  Securities not quoted in any trading  market to Registrant's knowledge.

                         PART I

Item 1.   Business

          a. General Development of Business

           Diversified  Historic Investors  III
("Registrant") is a limited partnership  formed
in 1986 under Pennsylvania Law.  As of December
31,  1999, Registrant had outstanding  13,981.5
units  of  limited  partnership  interest  (the
"Units").

            Registrant  is  presently  in   its
operating  stage.   It  originally  owned  five
properties or interests therein.  One  property
has been lost through foreclosure.  See Item 2.
Properties,  for  a  description  thereof.   It
currently  owns  four properties  or  interests
therein.  For a discussion of the operations of
the   Registrant,   See  Part   II,   Item   7.
Management's   Discussion   and   Analysis   of
Financial Condition and Results of Operations.

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

               As   of   December   31,   1999,
Registrant owned four properties (or  interests
therein),   located   in  Pennsylvania   (two),
Louisiana  (one),  and  North  Carolina  (one).
Three  properties  are operating  as  apartment
buildings  and one property is operating  as  a
commercial/office building.  In total, the four
properties  contain  133  apartment  units  and
62,091  square feet ("sf") of commercial/retail
space.   As  of December 31, 1999, 124  of  the
apartment  units  were under lease  at  monthly
rental  rates ranging from $460 to $1,565.   In
addition, 24,925 sf of the commercial space was
under  lease at annual rates ranging from $6.00
per  sf  to  $13.41  per  sf.   Rental  of  the
apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and
subject  to  the general competitive conditions
of  the  residential and commercial real estate
industries.   As  a result of the  overbuilding
that  occurred  in the 1980's, the  competition
for both residential and commercial tenants  in
the   local   markets  where  the  Registrant's
properties are located is generally strong.  As
a  result, the Registrant is forced to keep its
rent  levels  competitively  low  in  order  to
maintain  moderate  to high  occupancy  levels.
Two  of  the residential properties are located
in Philadelphia, PA and the other is located in
the Warehouse District of New Orleans, LA.  The
commercial/office  building   is   located   in
Winston-Salem,  NC.   One of  the  Philadelphia
properties is located very close to  the  "city
line,"  ie.  the boundary between  Philadelphia
and   a  neighboring  suburb.   Many  potential
residents would prefer to live on the  non-city
side,  to avoid paying the city wage tax.   The
Registrant  attempts to keep  its  rents  at  a
level   that  is  low  enough  to  offset   the
difference.    In   all  the   locations,   the
competition  for  tenants  remains  stiff   and
several similar buildings exist.  The apartment
and  commercial market remains stable  and  new
construction   remains  virtually   nonexistent
although the availability of favorable home financing has placed pressure on the rental tenant base.

               Registrant  has  no   employees.
Registrant's   activities   are   overseen   by
Brandywine  Construction  &  Management,  Inc.,
("BCMI"), a real estate management firm.

            d.   Financial  Information   About
Foreign  and  Domestic  Operations  and  Export
Sales.

              See  Item 8. Financial Statements
and Supplementary Data.

Item 2.   Properties

           As  of  the  date hereof, Registrant
owned four properties, or interests therein. A summary description of each property held at December 31, 1999 is given below.

           a.  Lincoln Court - consists  of  58
apartment  units in three buildings located  at
5351    Overbrook   Avenue   in   Philadelphia,
Pennsylvania.   In March 1987,  the  Registrant
acquired  the buildings and is the 100%  equity
owner  of  this property.  Registrant  acquired
and  rehabilitated the Property for  $3,417,640
($64  per  sf)  (such amount  is  exclusive  of
$158,985  of  capitalized fees incurred,  which
were     funded    by    Registrant's    equity
contributions), including mortgage financing of
$1,730,000 and a note payable of $10,000 (total
balance  due of $10,000 at December 31,  1999).
The  note payable bears interest at 10% payable
interest   only  on  a  quarterly  basis;   the
principal was due in 1994.  In 1988, a  $95,000
second mortgage loan was obtained.  In 1991, an
$100,000 third mortgage loan was obtained which
was  due in 1994.  Due to decreased cash  flow,
the  Registrant  stopped making scheduled  debt
service  payments to the holder of  the  first,
second  and third mortgages.  Notice of default
was  received  from the lender on November  29,
1993.    The   Registrant  pursued   settlement
discussions   with  the  lender;  however,   in
December  1994  the mortgage notes  were  sold.
The  Registrant entered into an agreement  with
the  new  holder of the mortgages  whereby  the
maturities of the notes were extended  to  1999
and monthly payments of interest are to be made
to  the  new note holder in an amount equal  to
net   operating  income.   In  June  1996,  the
Registrant refinanced $1,268,000 of  the  first
mortgage.   In  November 1998,  the  Registrant
restructured  the  mortgage notes.   The  first
mortgage   was  refinanced  with  a  $1,540,000
mortgage   ($1,525,333  principal  balance   at
December  31,  1999) which  bears  interest  at
6.83%,  is  payable in monthly installments  of
principal and interest of $10,070 and is due in
November  2008.  The three mortgage notes  were
consolidated and a new note (principal  balance
of  $1,942,681  at December 31, 1999  including
accrued  but  unpaid interest)  was  structured
which extends the maturity date to December  2,
2008,   bears  interest  at  15%  and   monthly
payments of interest are to be made in an amount equal to net operating income.

           The property is managed by BCMI.  As
of December 31, 1999, 51 residential units were
under lease (93%) at monthly rents ranging from
$460 to $1,565.  All leases are renewable, one-
year  leases.   The occupancy for the  previous
four years was 100% for 1998, 87% for 1997  84%
for 1996, and 81% for 1995.  The monthly rental
range  has  been approximately the  same  since
1995.   For tax purposes, this property  has  a
federal   tax  basis  of  $3,759,546   and   is
depreciated using the straight-line method with
a  useful life of 27.5 years.  The annual  real
estate  taxes  are $30,226 which  is  based  on
assessed value of $365,760 taxed at a  rate  of
$8.264  per  $100.  No one tenant occupies  ten
percent  or more of the building.   It  is  the
opinion of the management of the Registrant that the property is adequately covered by insurance.

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
per    sf).     Additionally,    $100,000    of
cash/marketing  reserves  were  provided.   The
total  cost  of  the  project  was  funded   by
Registrant's  equity contribution and  mortgage
financing  of  $900,000 (principal  balance  of
$1,318,119  at December 31, 1999)  which  bears
interest   at  12%.   During  1990,  Registrant
defaulted  on its mortgage loan and the  lender
obtained  a confession of judgment pursuant  to
the  loan documents.  Registrant petitioned the
court  to  open the judgment and  negotiated  a
settlement  with  the lender.   The  settlement
required the Registrant to make payments toward
delinquent interest in December 1990 and  April
1991.   Registrant did not make the April  1991
payment;  however,  no notice  of  default  was
received   from  the  lender.   In  1992,   the
Resolution Trust Corporation ("RTC") took  over
control of the lender.  The Registrant received
notice in 1993 that the RTC had sold the  loan.
The   purchaser  of  the  note  contacted   the
Registrant who attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity was extended through July 2009 with monthly payments of interest to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI.

            As   of   December  31,  1999,   17
apartments  were under lease (83%)  at  monthly
rents  ranging from $495 to $725.   All  leases
are  renewable, one-year leases.  The occupancy
for  the previous four years was 94% for  1998,
94%  for  1997, 92% for 1996 and 92% for  1995.
The monthly rental range has been approximately
the  same  since 1995.  For tax purposes,  this
property  has a federal tax basis of $1,480,897
and  is  depreciated  using  the  straight-line
method  with a useful life of 27.5 years.   The
annual  real estate taxes are $15,470 which  is
based on assessed value of $187,200 taxed at  a
rate   of  $8.264  per  $100.   No  one  tenant
occupies  ten percent or more of the  building.
It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c. The Loewy Building - consists  of
two  adjoining buildings located  at  505  West
Fourth Street in Winston-Salem, North Carolina.
The   buildings  consist  of   62,091   sf   of
commercial  space.   In  November   1986,   the
Registrant  acquired  its  interest   in   this
Property by purchasing a 99% interest in  Triad
Properties  General  Partnership  ("Triad"),  a
Pennsylvania general partnership,  for  a  cash
contribution  of $2,250,000.  Triad  contracted
to  acquire  and rehabilitate the Property  for
$5,690,000   ($88   per   sf).    Additionally,
$560,000  of working capital/marketing reserves
were  provided.  The total cost of the  project
was funded by Registrant's equity contribution,
mortgage  financing  of  $3,560,000  (principal
balance of $3,811,828 at December 31, 1999) and
a $500,000 note payable to the Developer (Cwood
Properties, Inc., Thomas L. Kummer and Gail  R.
Citron;  all  of whom are general  partners  of
Triad).   The first mortgage bears interest  at
11.5% and is due in January 2012.  The note was
sold in September 1997.  The Registrant entered
into  an agreement with the new holder  of  the
note  whereby monthly payments of interest  are
to  be made to the new note holder in an amount
equal  to  net operating income with a  minimum
monthly  payment  of $27,500.   Triad  obtained
$200,000  of additional financing  in  1987  to
fund  cost  overruns resulting from delays  and
changes   in  rehabilitation  and  construction
plans,  (principal balance due of  $200,000  at
December 31, 1999) and interest at prime with a
minimum  of  6% and a maximum of  8%  adjusting
annually  on  January 2, (the rate  was  8%  at
December  31, 1999 and 1998) and the Registrant
advanced   an   additional   $1,098,000.    The
property is managed by BCMI.

           As  of December 31, 1999, 24,925  sf
were  rented (41%) at annual rates ranging from
$6.00 to $13.41 per sf.  The occupancy for  the
previous four years has been 98% for 1998,  88%
for  1997, 88% for 1996 and 95% for 1995.   The
significant  drop in occupancy as  of  December
31,  1999 as compared to 1998 is the result  of
the  expiration of a tenant lease  on  December
31,  1999 for 33,121 sf.  The range for  annual
rents has been $6.00 to $16.44 per sf for 1998,
$6.00  to  $16.21  per sf for  1997,  $6.00  to
$14.16 per sf for 1996 and $6.00 to $12.93  per
sf  for  1995.  There are two tenants who  each
occupy  ten  percent or more  of  the  rentable
square    footage.    Both   tenants    operate
principally as law firms.

           The  following  is a  table  showing
commercial lease expirations at Loewy Building for the next five years.

                                             Total annual      % of gross
           Number of       Total sf of      rental covered    annual rental
 Years  leases expiring  Expiring leases  by expiring leases  from property

 2000         5              14,169           $170,571             57%
 2001         0                   0                  0              0%
 2002         2              10,756            130,464             43%
 2003         0                   0                  0              0%
 2004         0                   0                  0              0%

           There are 5 commercial leases  which
expire in 2000.  The first lease is for  15  sf
and, although no negotiations have taken place,
the  Registrant expects the tenant to renew  at
current rental rates.  The second lease is  for
3,508  sf and the Registrant expects the tenant
to  exercise the renewal option in  its  lease.
The  third  lease  is  for  2,800  sf  and  the
Registrant  expects  the  tenant  to  renew  at
current  market  rates.  The fourth  and  fifth
leases (6,496 sf) are with the same tenant  and
expire May 31, 2000.  The Registrant is in  the
process  of  negotiating a lease extension  and
does  not expect the tenant to renew at current
market    rates.    For   tax    purposes    of
depreciation, this property has federal tax basis of $6,155,916 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $19,776 which is based on an assessed value of $1,680,900 taxed at a rate of $1.1765 per $100.
It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d.  Magazine Place - is a four story
building  consisting  of  57  apartment   units
located  at 730 Magazine Street in New Orleans,
Louisiana.  In October 1986, the Registrant was
admitted   with   a  60%  general   partnership
interest  in Magazine Place Limited Partnership
("MPP"),  a Louisiana partnership, for  a  cash
contribution of $600,000.  Registrant  believes
that  its  acquisition of  a  majority  general
partnership interest in MPP, though technically
non-compliant    with   the    provisions    of
Registrant's partnership agreement disapproving
of  investments  in limited partnerships,  will
have no material adverse impact on Registrant's
limited partners.  Registrant subsequently made
an  additional equity contribution of  $142,393
to  fund  certain fees incurred  by  MPP.   MPP
acquired  and  rehabilitated the  property  for
$4,091,393  ($51  per sf),  including  mortgage
financing  of $3,050,000 and cash contributions
by  limited partners of $344,000.  The mortgage
note  bore  interest  at 10%,  was  payable  in
monthly  installments of principal and interest
of  $26,766, and was due in 1999.   The  excess
proceeds  from equity investments and  mortgage
financing    over    the    acquisition     and
rehabilitation costs were utilized  to  provide
working   capital   reserves.    The   mortgage
($2,798,832  principal at September  27,  1999)
was   refinanced  in  1999  with  a  $2,870,000
mortgage   which bears interest  at  7.91%,  is
payable  in  monthly installments of  principal
and interest of $20,879 and is due in September
of  2009.   In 1987, Registrant made an  equity
contribution  of $7,000 (MPP's  other  partners
contributed  cash in the amount of  $28,000  in
1987)   to  fund  operating  deficits  incurred
during  the lease-up period.  According to  the
Amended and Restated Partnership Agreement, the
Registrant's  interest in MPP will  be  reduced
from  60%  to  40%  as of the First  Conversion
Date.  The First Conversion Date is the date on
which  the  Registrant  will  have  received  a
return  of  its  initial capital  contribution.
For   purposes   of   determining   the   First
Conversion Date, the Registrant will be  deemed
to  have  received  a  return  of  its  initial
capital  contribution  when  the  sum  of   the
following  amounts equals $600,000:   (i)  cash
distributions  from  MPP; (ii)  investment  tax
credit  allocable to the Registrant; and  (iii)
50%  of  the aggregate of MPP's net losses  and
deductions allocable to the Registrant.  As  of
December  31, 1994, the Registrant had received
a   return  of  its  initial  capital  and  the
Registrant's interest in the MPP was reduced to
40%.   Since  that  date,  the  Registrant  has
accounted for its investment in MPP on the equity basis.

            The  property  is  managed  by   an
independent  property management firm.   As  of
December  31, 1999, 57 residential  units  were
under  lease  (100%) at monthly  rents  ranging
from $620 to $1,300.  All leases are renewable,
one-year   leases.   The  occupancy   for   the
previous four years was 89% for 1998,  91%  for
1997,  96%  for  1996 and 91%  for  1995.   The
monthly rental range has been approximately the
same   since  1995.   For  tax  purposes,  this
property  has a federal tax basis of $2,500,448
and  is  depreciated  using  the  straight-line
method  with a useful life of 27.5 years.   The
annual  real estate taxes are $14,077 which  is
based on assessed value of $79,000 taxed  at  a
rate  of  $17.819  per  $100.   No  one  tenant
occupies  ten percent or more of the  building.
It is the opinion of the management of the Registrant that the property is adequately covered by insurance.




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

                    PART II

Item 5.   Market for Registrant's Common Equity
and Related Stockholder Matters

           a.  There  is no established  public
trading market for the Units. Registrant does not anticipate any such market will develop.
Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur.
Registrant's records indicate that 111 Units of record were sold or exchanged in 1999.

           b.  As  of December 31, 1999,  there
were 1,578 record holders of Units.

           c.  Registrant did not  declare  any
cash dividends in 1999 or 1998.

Item 6.   Selected Financial Data

          The following selected financial data
are for the five years ended December 31, 1998.
The data should be read in conjunction with the
consolidated   financial  statements   included
elsewhere herein. This data is not covered by the independent auditors' report.

                      1999        1998        1997        1996        1995

Rental income      $1,257,195  $1,251,911  $1,251,764  $1,658,031  $1,658,031
Interest income         3,866       2,113         441         840         840
Net loss           (1,070,903) (1,297,537) (1,017,497)   (533,933)   (533,933)
Net loss per Unit      (75.83)     (91.88)     (72.05)     (37.80)     (37.80)
Total assets (net   7,307,432   7,758,588   8,196,299   8,887,472   8,887,472
of depreciation
and amortization)
Debt obligations    8,966,573   8,970,613   8,418,142   7,776,693   7,776,693


Item  7.  Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

          (1)  Liquidity

              At  December 31, 1999, Registrant
had   cash  of  approximately  $54,242.    Cash
generated from operations is used primarily  to
fund  operating expenses and debt service.   If
cash  flow  proves  to  be  insufficient,   the
Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

               As   of   December   31,   1999,
Registrant  had  restricted  cash  of  $172,010
consisting primarily of funds held as  security
deposits, replacement reserves and escrows  for
taxes.   As a consequence of these restrictions
as to use, Registrant does not deem these funds to be a source of liquidity.

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

             Results of Operations

             During 1999, Registrant incurred a
net  loss  of  $1,070,903 ($75.83  per  limited
partnership  unit), compared to a net  loss  of
$1,297,537   ($91.88  per  limited  partnership
unit)  in  1998  and a net loss  of  $1,017,497
($72.05 per limited partnership unit) in 1997.

               Rental  income  increased   from
$1,251,764  in 1997 to $1,251,911  in  1998  to
$1,257,195 in 1999.  The increase from 1998  to
1999 is due to an increase at the Lincoln Court
Apartments  due to an increase in  the  average
occupancy and an increase in the average rental
rates  partially offset by a decrease at  Green
Street  Apartments  due to a  decrease  in  the
average  occupancy.  The increase from 1997  to
1998  is due to an increase at the Green Street
Apartments  due to an increase in  the  average
occupancy and an increase in the average rental
rates partially offset by a decrease at Lincoln
Court   due  to  a  decrease  in  the   average
occupancy.

                Rental    operations   expenses
increased from $614,679 in 1997 to $627,719  in
1998  and  decreased to $585,564 in 1999.   The
decrease from 1998 to 1999 is due to a decrease
in  maintenance  expense at the Loewy  Building
combined with a decrease in commissions expense
at   the  Green  Street  Apartments,  partially
offset by an increase in maintenance expense at
the    Lincoln   Court.   Maintenance   expense
decreased at the Loewy Building due to  repairs
made  to  the air conditioning system  in  1998
which  did not recur in 1999.  The decrease  in
commissions   expense  at  the   Green   Street
Apartments  is  due  to  the  decrease  in  the
turnover   of   apartment  units.   Maintenance
expense at Lincoln Court increased due to recarpeting and painting of apartment units.
The increase from 1997 to 1998 is due to an increase in maintenance expense at the Loewy
Building due to extraordinary repairs made to the heating system.

              Interest  expense increased  from
$968,397  in  1997 to $1,162,024  in  1998  and
decreased to $1,066,780 in 1999. The decrease from 1998 to 1999 is due to a decrease in interest expense at Lincoln Court due to a prepayment penalty incurred in the refinancing of the mortgage notes in 1998 partially offset by an increase at the Loewy Building due to an adjustment made in the calcualtion of the interest accruing on the mortgage loan in 1997.
The increase from 1997 to 1998 is due to an increase in interest expense at Lincoln Court due to a prepayment penalty incurred for the refinancing of the mortgage notes partially offset by a decrease at the Loewy Building.

               Depreciation  and   amortization
increased from $531,057 in 1997 and to $581,834 in 1998 and decreased to $519,656 in 1999. The decrease from 1998 to 1999 and the increase from 1997 to 1998 is due to the amortization of loan costs in connection with the refinancing in 1998 of the mortgages at Lincoln Court.

              In  1999, a loss of $839,000  was
incurred at the Registrant's four properties or
interests  therein  compared  to  a   loss   of
$1,046,000  in 1998 and a loss of  $792,000  in
1997.      A     discussion     of     property
operations/activities follows:

              In  1999, Registrant sustained  a
loss  of  $375,000 at Lincoln  Court  including
$161,000   of   depreciation  and  amortization
expense   compared  to  a  loss   of   $562,000
including  $220,000 of depreciation expense  in
1998  and a loss of $288,000 including $167,000
of depreciation expense in 1997.   The decrease
in  the  loss from 1998 to 1999 is due  to  the
increase  in  rental  income  combined  with  a
decrease  in interest and amortization  expense
partialy  offset by an increase in  maintenance
expense.  The increase in rental income is  due
to  the increase in the average occupancy  (87%
to 88%) and the average rental rates.  Interest
expense decreased due to the prepayment penalty
incurred   in  1998  in  connection  with   the
refinancing  of the mortgages and the  decrease
in   amortization  expense  is   due   to   the
amortization in 1998 of the loan costs from the
refinanced loan.  Maintenance expense increased
due  to  both  the recarpeting and painting  of
apartment  units  due to the  increase  in  the
turnover  of apartment units.  The increase  in
the loss from 1997 to 1998 is mainly the result
of  the  refinancing of the mortgages  combined
with   a   decrease  in  rental  income.    The
refinancing resulted in an increase in interest expense due to a prepayment penalty incurred in connection with the refinancing and an increase in amortization expense due to the amortization of the loan costs from the refinanced loan.
Rental income decreased due to a decrease in the average occupancy (87% to 85%).

               On  June  30,  1992  Diversified
Historic Properties, Inc. ("DHP, Inc."), a  co-
partner  of  the Registrant's general  partner,
assigned  to  D,  LTD  (its  parent)   a   note
receivable from the Registrant in the amount of
$432,103  which bears interest at 10% with  the
entire  principal and accrued interest  due  on
June  30,  1997.  Interest accrued was  $45,703
during  both  1998 and 1999.  Payments  on  the
note  are  to be made from available cash  flow
and  before any distribution can be made to the
Registrant's limited partners.  The balance  of
the   note   (including  accrued   but   unpaid
interest) at December 31, 1999 was $716,007.

               In   1999,   the  Green   Street
Apartments   sustained  a  loss   of   $147,000
including   $59,000  of  depreciation   expense
compared  to  a  loss  of  $141,000   in   1998
including $59,000 of depreciation expense and a
loss  of $146,000 in 1997 including $59,000  of
depreciation expense.  The increase in the loss
from  1998  to 1999 is due to the  decrease  in
rental income partially offset by a decrease in
commissions  expense.  The decrease  in  rental
income  is due to a decrease in occupancy  (95%
to  88%).  Commissions expense decreased  as  a
result  of  a  decrease  in  the  turnover   of
apartment units. The decrease in the loss from 1997 to 1998 is due to an increase in rental income due to an increase in the average occupancy (94% to 95%) and an increase in the average rental rates.

               On  June  30,  1992,  DHP,  Inc.
assigned to D, LTD a note receivable from  18th
and  Green  to  the Registrant, that  had  been
assigned to it, in the amount of $63,493  which
bears interest at 10% with the entire principal
and accrued interest due on June 30, 1997.   On
December 6, 1993 D, LTD obtained a judgment  in
the  amount of $78,171 on this note  in  Common
Pleas  Court  for  Philadelphia  County.    The
judgment  accrues  interest at  15%.   Interest
accrued  was  $5,055  during  1998  and   1999.
Payments  on the judgment are to be  made  from
available  cash flow from 18th and Green.   The
balance of the note at December 31, 1999 was $60,234.

               In   1999,  the  Loewy  Building
sustained a loss of $317,000 including $285,000
of   depreciation   and  amortization   expense
compared   to  a  loss  of  $343,000  including
$288,000 of depreciation expense in 1998 and  a
loss   of   $358,000  including   $290,000   of
depreciation expense in 1997.  The decrease  in
the loss from 1998 to 1999 is due to a decrease
in  maintenance  and utility expense  partially
offset by an increase in interest expense.  The
decrease  in  maintenance  expense  is  due  to
repairs made to the air conditioning systems in
the second quarter of 1998, which did not recur
in  1999.   Utilities expense  decreased  as  a
result  of  the  decrease in average  occupancy
(98% to 78%). The increase in interest expense is due to an adjustment made in the calculation of the interest accruing on the mortgage loan in 1997. The decrease in the loss from 1997 to 1998 is due to a decrease in interest expense partially offset by an increase in maintenance expense due to extraordinary repairs made to the heating system.

             Summary of Minority Interests

             In 1999, the Registrant incurred a
net  loss of $34,000 at Magazine Place compared
to  a  loss  of  $54,000 in  1998  compared  to
$30,000  in 1997.  This investment is accounted
for  by  the equity method.  The decrease  from
1998  to  1999 is due to an increase in  rental
income  due  to  an  increase  in  the  average
occupancy (89% to 97%) and an increase  in  the
average  rental rates, partially offset  by  an
increase in maintenance expense as a result  of
an  increase  in the preparation  of  apartment
units  due  to  the  increase  in  the  average
occupancy.  The decrease from 1997 to  1998  is
due  to  a decrease in rental income due  to  a
decrease in the average occupancy (91% to  89%)
and a decrease in the average rental rates and an increase in legal fees due to legal fees incurred in connection with a refinancing of the first mortgage debt.

Item 7A.      Quantitative    and    Qualitative
Disclosures about Market Risk

          Not applicable.

Item    8.      Financial    Statements     and
Supplementary Data

          Registrant is not required to furnish
the    supplementary   financial    information
referred to in Item 302 of Regulations  S-K.

         Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We  have  audited the accompanying consolidated
balance sheet of Diversified Historic Investors
III  (a  Pennsylvania Limited Partnership)  and
subsidiaries as of December 31, 1999  and  1998
and   the  related  statements  of  operations,
changes in partners' equity and cash flows  for
the  years  ended December 31, 1999,  1998  and
1997.   These consolidated statements  are  the
responsibility of the Partnership's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In  our  opinion,  the  consolidated  financial
statements  referred to above presents  fairly,
in   all   material  respects,  the   financial
position of Diversified Historic Investors III and subsidiaries as of December 31, 1999 and 1998, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming
an  opinion  on the basic financial  statements
taken  as a whole.  The Schedule of Real Estate
and  Accumulated Depreciation  on  page  26  is
presented   for  the  purposes  of   additional
analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 10, 2000

      DIVERSIFIED HISTORIC INVESTORS III
            (a limited partnership)

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                Page

   Consolidated Balance Sheets at December 31, 1999 and 1998       14

   Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 1998, and 1997                              15

   Consolidated Statements of Changes in Partners' Equity
    for the Years Ended December 31, 1999,  1998, and 1997         16

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999, 1998, and 1997                        17

   Notes to consolidated financial statements                     18-24

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation          26

   Notes to Schedule XI                                            27











All  other  schedules are omitted because  they are  not applicable or
the required information is   shown   in   the  consolidated   financial
statements or notes thereto.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

                  CONSOLIDATED BALANCE SHEETS
                  December 31, 1999 and 1998

                             Assets

                                             1999          1998
Rental properties at cost:
  Land                                  $   465,454    $   465,454
  Buildings and improvements             12,006,574     12,006,574
  Furniture and fixtures                    118,363         98,729
                                        -----------    -----------

                                        12,590,391      12,570,757
  Less - accumulated depreciation       (5,931,577)     (5,442,634)
                                       -----------     -----------
                                         6,658,814       7,128,123

Cash and cash equivalents                   54,242          31,981
Restricted cash                            172,010         168,344
Accounts receivable                         62,239          25,307
Investment in affiliate                    147,242         181,206
Other assets (net of accumulated Amort-
 ization of $240,649 and $209,937)         212,885         223,627
                                       -----------     -----------
           Total                       $ 7,307,432     $ 7,758,588
                                       ===========     ===========


                 Liabilities and Partners' Equity

Liabilities:
  Debt obligations                     $ 8,966,573     $ 8,970,613
  Accounts payable:
     Trade                               1,161,622         996,758
     Related parties                       782,157         736,458
  Interest payable                       1,682,961       1,290,951
  Tenant security deposits                  55,884          45,773
  Other liabilities                         45,656          34,553
                                       -----------     -----------
          Total liabilities            $12,694,853     $12,075,106
                                       -----------     -----------
Partners' deficit                       (5,387,421)     (4,316,518)
                                       -----------     -----------
          Total                        $ 7,307,432     $ 7,758,588
                                       ===========     ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                       (a limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Years Ended December 31, 1999, 1998 and 1997


                                           1999          1998          1997

Revenues:
  Rental income                        $1,257,195    $1,251,911    $1,251,764
  Interest income                           3,866         2,113           441
                                       ----------    ----------    ----------
          Total revenues                1,261,061     1,254,024     1,252,205

Costs and expenses:
  Rental operations                       585,564       627,719       614,679
  General and administrative              126,000       126,000       126,000
  Interest                              1,066,780     1,162,024       968,397
  Depreciation and amortization           519,656       581,834       531,057
                                       ----------    ----------    ----------
          Total costs and expenses      2,298,000     2,497,577     2,240,133

Loss before equity in affiliate        (1,036,939)   (1,243,553)     (987,928)

Equity in net loss of affiliate           (33,964)      (53,984)      (29,569)
                                       ----------    ----------    ----------
Net loss                              ($1,070,903)  ($1,297,537)  ($1,017,497)
                                       ==========    ==========    ----------

Net loss per limited partnership unit:
Loss before equity in affiliate       ($    73.42)  ($    88.06)  ($    69.96)

Equity in net loss of affiliate             (2.41)        (3.82)        (2.09)
                                       ----------    ----------    ----------
                                      ($    75.83)  ($    91.88)  ($    72.05)
                                       ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

              DIVERSIFIED HISTORIC INVESTORS III
                   (a limited partnership)

    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

     For the Years Ended December 31, 1999, 1998 and 1997


                                       Dover
                                 Historic Advisors     Limited
                                       II(1)         Partners(2)     Total

Percentage participation in              1%             99%           100%
profit or loss

Balance at December 31, 1996          ($133,054)   ($1,868,430)   ($2,001,484)
Net loss                                (10,175)    (1,007,322)    (1,017,497)
                                       --------     ----------     ----------
Balance at December 31, 1997           (143,229)    (2,875,752)    (3,018,981)
Net loss                                (12,975)    (1,284,562)    (1,297,537)
                                       --------     ----------     ----------
Balance at December 31, 1998           (156,204)    (4,160,314)    (4,316,518)
Net loss                                (10,709)    (1,060,194)    (1,070,903)
                                       --------     ----------     ----------
Balance at December 31, 1999          ($166,913)   ($5,220,508)   ($5,387,421)
                                       ========     ==========     ==========


 (1) General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 1999, 1998, and 1997.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                       (a limited partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Years Ended December 31, 1999, 1998 and 1997

                                            1999          1998          1997

Cash flows from operating activities:
  Net loss                            ($1,070,903)  ($1,297,537)  ($1,017,497)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
Depreciation and amortization             519,656       581,834       531,057
Equity in loss of affiliate                33,964        53,984        29,569
Changes in assets and liabilities:
  (Increase) decrease in restricted cash   (3,666)      (41,660)       77,112
  Increase in accounts receivable         (36,932)       (8,641)       (8,608)
  Increase in other assets                (19,971)      (91,951)     (108,765)
  Increase in accounts payable - trade    164,864       122,746       121,755
  Increase in accounts payable -
   related parties                         45,699       111,852        45,703
  Increase in interest payable            392,010        51,375       350,712
  Increase (decrease) in tenant
   security deposits                       10,111        (5,256)       (1,477)
  Increase (decrease) in other
   liabilities                             11,103        26,638       (18,109)
                                       ----------    ----------    ----------
    Net cash provided by (used in)
     operating activities:                 45,935      (496,616)        1,452
                                       ----------    ----------    ----------

Cash flows from investing activities:
  Capital expenditures                    (19,634)      (24,182)      (25,247)
                                       ----------    ----------    ----------
    Net cash used in investing
     activities:                          (19,634)      (24,182)      (25,247)
                                       ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from debt obligations           10,627     1,540,000             0
  Payments of principal under debt
   obligations                            (14,667)     (987,529)        3,241
                                       ----------    ----------    ----------
  Net cash (used in) provided by
   financing activities:                   (4,040)      552,471         3,241
                                       ----------    ----------    ----------

Increase (decrease) in cash and cash
 equivalents                               22,261        31,673       (20,554)
Cash and cash equivalents at
beginning of year                          31,981           308        20,862
                                       ----------    ----------    ----------
Cash and cash equivalents at end
 of year                               $   54,242    $   31,981    $      308
                                       ==========    ==========    ==========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for
   interest                              $674,770    $1,221,356    $  617,685

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A   summary   of  the  significant   accounting
policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

The  accompanying financial statements  of  the
Partnership  include  the  accounts  of   three
subsidiary  partnerships (the  "Ventures"),  in
which   the   Partnership  has  a   controlling
interest with appropriate elimination of inter-
partnership  transactions  and  balances.    In
addition,  the  Partnership  owns  a   minority
interest  of  40% in one partnership  which  it
accounts  for  on  the  equity  method.   These
financial  statements reflect  all  adjustments
(consisting    only    of   normal    recurring
adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for those years.

2.   Depreciation

Depreciation  is computed using  the  straight-
line method over the estimated useful lives  of
the  assets.   Buildings and  improvements  are
depreciated over 25 years and furniture and fixtures over five years.

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

6.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period
(13,891.5 in 1999, 1998, and 1997).

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

10.  Rental Properties

Rental  properties  are  stated  at  cost.    A
provision  for impairment of value is  recorded
when   a  decline  in  value  of  property   is
determined  to  be other than  temporary  as  a
result of one or more of the following:  (1)  a
property  is offered for sale at a price  below
its current carrying value, (2) a mortgage loan
on  a property has significant balloon payments
due  within  the foreseeable future  which  the
Partnership  does  not have  the  resources  to
meet,  and  anticipates it will  be  unable  to
obtain    replacement   financing    or    debt
modification sufficient to allow it to continue
to  hold the property over a reasonable  period
of  time,  (3)  a  property has  been,  and  is
expected  to  continue, generating  significant
operating  deficits  and  the  Partnership   is
unable  or  unwilling to sustain  such  deficit
results of operations, and has been unable,  or
anticipates  it will be unable, to obtain  debt
modification,    financing    or    refinancing
sufficient to allow it to continue to hold  the
property for a reasonable period of time or (4)
a   property's  value  has  declined  based  on
management's  expectations  with   respect   to
projected  future operational  cash  flows  and
prevailing  economic conditions.  An impairment
loss is indicated when the undiscounted sum  of
estimated  future  cash flows  from  an  asset,
including   estimated   sales   proceeds,   and
assuming a reasonable period of ownership up to
5  years,  is less than the carrying amount  of
the asset.  The impairment loss is measured  as
the difference between the estimated fair value
and  the carrying amount of the asset.  In  the
absence  of the above circumstances, properties
and  improvements  are  stated  at  cost.    An
analysis is done on an annual basis at December
31 of each year.


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

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                       December 31,
                                                    1999         1998
Mortgage loan, interest accrues at 11 1/2%,     $3,811,828   $3,811,828
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property

Note,  interest payable monthly at prime,          200,000      200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (8%  at
December 31, 1999 and 1998); due in 1997;
collateralized  by  the  related   rental
property (A)

Allowed unsecured claims in the amount of          158,612      158,612
$268,042; non-interest bearing

Note   payable,  interest  only  at  10%,           10,000       10,000
payable quarterly;  principal due in 1994
(A)

Mortgage loan, interest at 6.83%, payable        1,525,333    1,540,000
in   monthly   principal   and   interest
installments of $10,071; principal due in
November  2008;  collateralized  by   the
related rental property

Mortgage loan, interest accrues  at  15%,        1,942,681    1,935,993
interest only payable monthly to the extent of net operating income; principal due December 2008; collateralized by the related rental property

Mortgage  loan, interest at 12%;  payable
interest  only  to  the  extent  of   net
operating  income with a minimum  monthly
payment of $5,750; principal due in  July
2009;   collateralized  by  the   related
rental property                                  1,318,119    1,314,180
                                                ----------   ----------
                                                $8,966,573   $8,970,613
                                                ==========   ==========
(A) Although this obligation has matured, the lenders have not made any demand for payment.
Approximate maturities of the mortgage loan obligations at December 31, 1999, for each of the succeeding five years are as follows:


                 2000           $  387,317
                 2001               20,042
                 2002               21,475
                 2003               23,010
                 2004               24,646
                 Thereafter      8,490,083
                                ----------
                                $8,966,573
                                ==========
NOTE G - COMMITMENTS AND CONTINGENCIES

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

NOTE H - TRANSACTIONS WITH RELATED PARTIES

Included in debt obligations for 1999, 1998 and 1997 is $140,000 owed to an affiliate of the General Partner by one of the Partnership's
Ventures for additional amounts advanced for working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a
note  receivable  from the Partnership  in  the
amount of $432,103 which bears interest at  10%
with  the entire principal and accrued interest
which  was  due  on  June 30,  1997.   Interest
accrued was $45,703 during both 1998 and  1999.
Payments  on  the  note are  to  be  made  from
available cash flow and before any distribution
can   be  made  to  the  Partnership's  limited
partners.  The balance of the note at  December
31, 1999 was $716,007.

On June 30, 1992 DHP, Inc. assigned to D, LTD a
note  receivable, from 18th and  Green  to  the
Partnership, that had been assigned to  it,  in
the  amount of $63,493 which bears interest  at
10%  with  the  entire  principal  and  accrued
interest  which was due on June 30,  1997.   On
December  6, 1993 D, LTD confessed judgment  in
the amount of $78,171 against 18th and Green in
Common  Pleas  Court  for Philadelphia  County.
The judgment accrues interest at 15%.  Interest
accrued  was $5,055 during both 1998 and  1999.
Payments  on the judgment are to be  made  from
available  cash flow from 18th and Green.   The
balance  of the judgment at December  31,  1999
was $60,234.

In  June 1998, the General Partner advanced the
Partnership $66,150 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain  items enter into the determination  of
the  results  of  operations in different  time
periods   for   financial  reporting   ("book")
purposes  and for income tax ("tax")  purposes.
Reconciliations  of  net  loss  and   partners'
equity follow:

                                            For the Years Ended December 31,

                                          1999          1998          1997
Net loss - book                       ($1,070,903)  ($1,297,537)  ($1,017,497)
Excess of book over tax depreciation      153,257       138,784       108,515
Other timing differences                        0             0          (207)
Minority interest                         (51,133)      (84,494)       (5,094)
                                       ----------    ----------    ----------
Net loss - tax                        ($  968,779)  ($1,243,247)     (914,283)
                                       ==========    ==========    ==========

Partners' equity - book               ($5,387,421)  ($4,316,518)  ($3,018,981)
1987 distribution of interest on          (39,576)      (39,576)      (39,576)
 escrow deposits to limited
 partners
Costs of issuance                       1,697,342     1,697,342     1,697,342
Cumulative tax under book loss            507,857       405,733       351,443
                                       ----------    ----------    ----------
Partners' equity - tax                ($3,221,798)  ($2,253,019)  ($1,009,772)
                                       ==========    ==========    ==========

           SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 1999

                                                                      Cost
                                                                  Capitalized
               Initial Cost to Partnership (b)                   Subsequent to
                                                                  Acquisition

                                        Buildings
                                           And      Improve-  Date of   Date
Description (a)  Encumbrances  Land   Improvements   ments    Constr.  Acquired
                                                                (a)
64,000 square
feet of commercial
space in                                                        1986-
Winston-Salem,NC  $4,170,440  $308,624  $ 6,290,125  $476,976   1988   11/14/86

58 apartment
units in                                                        1986-
Philadelphia,PA    3,478,014    86,187    3,490,437     -       1987    9/9/86

18 apartment
units in
Philadelphia,PA    1,318,119    70,643    1,559,017         0   1987    2/27/87
                  ----------  --------  -----------  --------
TOTAL             $8,966,573  $465,454  $11,339,579  $476,976
                  ==========  ========  ===========  ========


              Gross Amount at which Carried at
                      December 31, 1999

                                 Buildings
                                    and                      Accumulated
Description             Land    Improvements  Total (c) (d)  Depreciation

64,000 square feet
of commercial space
in Winston-Salem, NC  $308,624   $ 6,799,879  $ 7,108,503    $3,317,779

58 apartment
units in
Philadelphia, PA        86,187     3,758,958    3,845,145     1,871,256

18 apartment
units in
Philadelphia,PA         70,643     1,566,100    1,636,743       742,542
                      --------   -----------  -----------    ----------

TOTAL
                      $465,454   $12,124,937  $12,590,391    $5,931,577
                      ========   ===========  ===========    ==========


      DIVERSIFIED HISTORIC INVESTORS III

            (a limited partnership)

             NOTES TO SCHEDULE XI

               December 31, 1999

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

(C)  The aggregate cost of real estate owned at
     December 31, 1999, for Federal income  tax
     purposes   is  approximately  $13,896,807.
     However,   the   depreciable   basis    of
     buildings and improvements is reduced  for
     Federal   income  tax  purposes   by   the
     investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:

                                        1999       1998        1997
                                       ------     ------      ------
Balance at beginning of year:     $12,570,757  $12,546,575 $12,521,328
Additions during the year:
  Improvements
                                       19,634       24,182      25,247
                                  -----------  ----------- -----------
Balance at end of year            $12,590,391  $12,570,757 $12,546,575
                                  ===========  =========== ===========

Reconciliation of accumulated depreciation:
                                       1999       1998         1997
                                      ------     ------       ------
Balance at beginning of year       $5,442,634  $4,956,401   $4,461,992
Depreciation expense for the year     488,943     486,233      494,409
                                   ----------  ----------   ----------
Balance at end of year             $5,931,577  $5,442,634   $4,956,401
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

            b.   Identification  of   Executive
Officers

               The   General  Partner  of   the
Registrant is Dover Historic Advisors II (DoHA-
II),  a Pennsylvania general partnership.   The
partners of DoHA-II are as follows:

Name          Age  Position             Term of Office  Period Served

SWDHA, Inc.   --   Partner in DoHA-II   No fixed term   Since May 1997

EPK, Inc.     --   Partner in DoHA-II   No fixed term   Since May 1997

           For  further description of DoHA-II,
see  paragraph e. of this Item.   There  is  no
arrangement  or  understanding  between  either
person   named  above  and  any  other   person
pursuant to which any person was or is to be selected as an officer.

             c.   Identification   of   Certain
Significant  Employees.   Registrant   has   no
employees.   Its administrative and operational
functions   are  carried  out  by  a   property
management and partnership administration firm engaged by the Registrant.

          d.   Family Relationships.  None.

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

            Donna   M.  Zanghi  (age  42)   was
appointed on May 13, 1997 as Vice President and
Secretary   of  EPK,  Inc.   Ms.   Zanghi   had
previously served as Secretary and Treasurer of
DHP,  Inc.   since  June  14,  1993  and  as  a
Director  and Secretary/Treasurer  of  D,  LTD.
She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

            Michele  F.  Rudoi  (age  34)   was
appointed   on   May  13,  1997  as   Assistant
Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27,
1993.

Item 11.  Executive Compensation

           a.  Cash Compensation - During 1999,
Registrant has paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans  -
Registrant  has  no  plan  pursuant  to   which
compensation was paid or distributed during 1999 or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

             c.   Other   Compensation   -   No
compensation not referred to in paragraph a. or
paragraph   b.  of  this  Item  was   paid   or
distributed during 1999 to DoHA-II, any partner therein, or any person named in paragraph c. of
Item 10.

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

          b. Security Ownership of Management -
No   equity   securities  of   Registrant   are
beneficially owned by any person named in paragraph c. of Item 10.

           c.  Changes in Control -  Registrant
does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item  13.   Certain Relationships  and  Related
Transactions

           Pursuant to Registrant's Amended and
Restated Agreement of Limited Partnership, DoHA-
II   is   entitled   to  10%  of   Registrant's
distributable  cash  from  operations  in  each
year.   There  was no such share  allocable  to
DoHA-II for fiscal years 1997 through 1999.

           a. Certain Business Relationships  -
Registrant has no directors.

           b.  Indebtedness of Management -  No
executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                    PART IV

Item 14.(A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            1. Financial Statements:

               a.  Consolidated Balance Sheets at December 31, 1999 and 1998.

               b. Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

               c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997.

               d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

               e.  Notes to consolidated financial statements.

            2. Financial statement schedules:

               a.  Schedule XI-Real Estate and Accumulated Depreciation.

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

              (b) Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended December 31, 1999.

              (c) Exhibits:

                  See Item 14(A)(3) above.

                  SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 24, 2000         DIVERSIFIED HISTORIC INVESTORS III
      ---------------
                              By: Dover Historic Advisors II, General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                          ----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer

                                      By: /s/ Michele F. Rudoi
                                          ----------------------
                                          MICHELE F. RUDOI
                                          Assistant Secretary

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

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS II    General Partner

By:  EPK, Inc., Partner

   By: /s/ Spencer Wertheimer
       ----------------------
       SPENCER WERTHEIMER
       President and Treasurer

   By: /s/ Michele F. Rudoi
       ----------------------
       MICHELE F. RUDOI
       Assistant Secretary