Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2000-10-25
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ----------------------------------

                                 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number                    0-15843
                       ------------------------------------------

                 DIVERSIFIED HISTORIC INVESTORS III
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Pennsylvania                                 23-2391927
-------------------------------                 -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

            1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                                N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         -----        -----

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2000(unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of  March  31,  2000, Registrant  had  cash  of
$32,264. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2000, Registrant had restricted cash
of $150,617 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the inability of the properties owned by the Registrant to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place for its three properties: Lincoln Court, Green Street and the Loewy Building. However, in all three cases, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

               During the first quarter of 2000, Registrant incurred a net loss of $358,033 ($25.35 per limited partnership unit) compared to a net loss of $292,813 ($20.73 per limited partnership unit) for the same period in 1999.

             Rental income decreased $65,537 from $305,539 in the first quarter of 1999 to $240,002 in the same period in 2000. The decrease from the first quarter of 1999 to the same period in 2000 is the result of a decrease in rental income at the Loewy Building, partially offset by an increase in rental income at both the Lincoln Court and Greene Street Apartments. The decrease in rental income at the Loewy Building is the result of a decrease in average occupancy (78% to 69%). Rental income increased at Lincoln Court due to the increase in average occupancy (88% to 91%). The increase in rental income at Greene Street Apartments is due to an increase in average rental rates.

              Expense for rental operations decreased by $15,509 from $173,737 in the first quarter of 1999 to $158,228 in the same period in 2000. The decrease from the first quarter of 1999 to the same period in 2000 is due to a decrease in maintenance expense at Lincoln Court and management fees at the Loewy Building. Maintenance expense decreased at Lincoln Court due to less turnover preparation of apartment units as a result of the increase in average occupancy. Management fees decreased as a result of a decrease in occupancy at the Loewy Building.

              Interest expense increased by $6,316 from  $267,660
in the first quarter of 1999 to $273,976 in the same period in 2000. The increase is due to an increased principal balance upon which interest is calculated at Lincoln Court.

              Depreciation and amortization expense increased $1,166 from $126,841 in the first quarter of 1999 to $128,007 in the same period in 2000. The increase from the first quarter of 1999 to the same period in 2000 is due to the amortization of leasing commissions incurred during 2000 at the Loewy Building and capital expenditures in 1999 at Lincoln Court .

               Losses   incurred  during  the  quarter   at   the
Registrant's properties were approximately $304,000, compared to losses of approximately $247,000 for the same period in 1999.

              In the first quarter of 2000, Registrant incurred a
loss of $106,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of
$138,000 in the first quarter of 1999, including $40,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 1999 to the same period in 2000 is the result of an increase in rental income due to an increase in the average occupancy (88% to 91%) combined with a decrease in maintenance expense partially offset by an increase in interest and depreciation expense. Maintenance expense decreased due to less turnover preparation of apartment units as a result of the increase in occupancy.The increase in interest expense is due to the increase in the principal balance upon which interest is calculated. Depreciation expense increased due to capital expenditures in 1999.

              In the first quarter of 2000, Registrant incurred a loss of $43,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $46,000 including $15,000 of depreciation expense in the first quarter of 1999. The decreased loss is the result of an increase in rental income due to an increase in average rental rates.

              In the first quarter of 2000, Registrant incurred a loss of $155,000 at the Loewy Building, including $69,000 of depreciation and amortization expense, compared to a loss of $63,000 including $69,000 of depreciation expense in the first quarter of 1999. The increased loss from the first quarter of 1999 to the same period in 2000 is primarily the result of a decrease in rental income due to a decrease in the average rental occupancy (78% to 69%), partially offset by a decrease in management fees as a result of the decrease in rental income.

             Summary of Minority Interests

              In the first quarter of 2000, the Registrant incurred a loss of $7,622 at Magazine Place compared to break even in the first quarter of 1999. The Registrant accounts for this investment on the equity method. The difference from the first quarter of 1999 to the same period in 2000 is due to an increase in rental operations expense as a result of repairs made to the property.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                March 31, 2000   December 31, 1999
                                --------------   -----------------
                                (Unaudited)
Rental properties, at cost:
  Land                           $   465,454       $   465,454
  Buildings and improvements      12,006,574        12,006,574
  Furniture and fixtures             118,363           118,363
                                 -----------       -----------
                                  12,590,391        12,590,391

Less - accumulated depreciation   (6,053,813)       (5,931,577)
                                 -----------       -----------
                                   6,536,578         6,658,814

Cash and cash equivalents             32,264            54,242
Restricted cash                      150,617           172,010
Accounts and notes receivable         56,643            62,239
Investment in affiliate              139,620           147,242
Other assets (net of amortization
 of $246,421 and $240,649 at
 March 31, 2000 and December 31,
 1999, respectively)                 202,112           212,885
                                 -----------       -----------
     Total                       $ 7,117,834       $ 7,307,432
                                 ===========       ===========

                Liabilities and Partners' Equity

Liabilities:
  Debt obligations              $ 8,965,677       $ 8,966,573
  Accounts payable:
    Trade                         1,195,608         1,161,622
    Related parties                 793,582           782,157
  Interest payable                1,818,412         1,682,961
  Other liabilities                  54,719            55,884
  Tenant security deposits           35,290            45,656
                                -----------       -----------
    Total liabilities            12,863,288        12,694,853

Partners' deficit                (5,745,454)       (5,387,421)
                                -----------       -----------
     Total                      $ 7,117,834       $ 7,307,432
                                ===========       ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      Three months ended
                                           March 31,
                                      2000          1999
                                     ------        ------
Revenues:
  Rental income                     $240,002      $305,539
  Interest income                      1,298         1,386
                                    --------      --------
     Total revenues                  241,300       306,925

Costs and expenses:
  Rental operations                  158,228       173,737
  General and administrative          31,500        31,500
  Interest                           273,976       267,660
  Depreciation and amortization      128,007       126,841
                                    --------      --------
     Total costs and expenses        591,711       599,738
                                    --------      --------

Loss before equity in affiliate     (350,411)     (292,813)

Equity in loss of affiliate           (7,622)            0
                                    --------      --------
Net loss                           ($358,033)    ($292,813)
                                    ========      ========

Net loss per limited
 partnership unit:
  Loss before equity in affiliate  ($  24.81)    ($  20.73)
Equity in loss of affiliate             (.54)            0
                                    --------      --------
Net loss                           ($  25.35)    ($  20.73)
                                    ========      ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              Three months ended
                                                   March 31,
                                              2000          1999
                                             ------        ------
Cash flows from operating activities:
  Net loss                                 ($358,033)    ($292,813)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
  Depreciation and amortization              128,007       126,841
  Equity in loss of affiliate                  7,622             0
  Changes in assets and liabilities:
   Decrease in restricted cash                21,393        27,023
   Decrease (increase) in accounts
    receivable                                 5,596        (1,962)
   Decrease in other assets                    5,002           574
   Increase in accounts payable - trade       33,986        28,621
   Increase in accounts payable -
    related parties                           11,425        11,425
   Increase in interest payable              135,451        89,292
   (Decrease) increase in accrued
    liabilities                               (1,165)       13,324
   (Decrease) increase in tenant
    security deposits                        (10,366)       13,804
                                            --------      --------
Net cash (used in) provided by
 operating activities                        (21,082)       16,129
                                            --------      --------
Cash flows from financing activities:
  Principal repayments                          (896)       (3,932)
                                            --------      --------
Net cash used in financing activities           (896)       (3,932)
                                            --------      --------
(Decrease) increase in cash and cash
 equivalents                                 (21,978)       12,197

Cash and cash equivalents at beginning
 of period                                    54,242        31,981
                                            --------      --------
Cash and cash equivalents at end of period  $ 32,264      $ 44,178
                                            ========      ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6.   Exhibits and Reports on Form 8-K

             (a)Exhibit Number  Document

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2000       DIVERSIFIED HISTORIC INVESTORS III
      ----------------
                             By: Dover Historic Advisors II,
                                 General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer