Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2000-11-27
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number                   0-15843
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS III
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2391927
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

             As of June 30, 2000, Registrant had cash of $29,732. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2000, Registrant had restricted cash of $165,986 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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


          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holders for Lincoln Court, Loewy Building and Green Street Apartments have agreed to fund capital expenditures at terms similar to the first mortgage.
          (3)  Results of Operations

              During the second quarter of 2000, Registrant incurred a net loss of $340,159 ($24.09 per limited partnership unit) compared to a net loss of $273,989 ($19.54 per limited partnership unit) for the same period in 1999. For the first six months of 2000, the Registrant incurred a net loss of $698,192 ($49.43 per limited partnership unit) compared to a net loss of $567,315 ($40.19 per limited partnership unit) for the same period in 1999.

             Rental income decreased $74,064 from $301,116 in the second quarter of 1999 to $227,052 in the same period of 2000 and decreased $139,601 from $606,655 in the first six months of 1999 to $467,054 in the same period of 2000. The decrease in rental income for both the second quarter and the first six months of 2000 is due to a decrease in rental income at the Loewy Building due to decrease in average occupancy (78% to 69%), partially offset by an increase in rental income at Lincoln Court and Green Street. The increase in rental income is due to an increase in average occupancy at Lincoln Court (85% to 88%) and Green Street Apartments (93% to 94%).

              Expense for rental operations increased by $15,155 from $134,797 in the second quarter of 1999 to $149,952 in the same period in 2000. The increase in rental operations expense for the second quarter in 2000 is due to an increase in maintenance expense at the Loewy Building due to preparation of commercial space due to the increased turnover due to the decrease in average occupancy.

             Expense for rental operations decreased by $354 from $308,534 for the first six months of 1999 to $308,180 in the same period in 2000. The decrease is due to a decrease in the management fees at the Loewy Building as a result of a decrease in average occupancy, partially offset by an increase in utilities expense at Lincoln Court due to an increase in average occupancy.

              Interest expense decreased by $6,700 from $267,660 in the second quarter of 1999 to $260,960 in the same period in 2000 and decreased $897 from $535,833 for the first six months of 1999 to $534,936 in the same period in 2000. The decrease for both periods is due to the decrease in interest expense at Lincoln Court due to a decrease in the principal balance of the first mortgage.

              Depreciation and amortization expense increased $1,168 from $126,840 in the second quarter of 1999 to $128,008 in the same period in 2000 and increased $2,334 from $253,681 for the first six months of 1999 to $256,015 in the same period in 2000. The increase for both the second quarter and the first six months is due to the amortization of additional leasing commissions incurred during 2000 at the Loewy Building.

               Losses incurred during the quarter at the Registrant's properties were approximately $296,000 compared to a loss of approximately $214,000 for the same period in 1999. For the first six months of 2000, the Registrant's properties recognized a loss of $599,000 compared to approximately $459,000 for the same period in 1999.

             In the second quarter of 2000, Registrant incurred a loss of $82,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of
$113,000 in the second quarter of 1999, including $40,000 of depreciation and amortization expense. For the first six months of 2000, Registrant incurred a loss of $188,000 at Lincoln Court including $80,000 of depreciation and amortization expense, compared to a loss of $250,000 for the same period in 1999, including $80,000 of depreciation and amortization expense. The decrease in the loss for both the second quarter and the first six months is due to an increase in rental income combined with a decrease in interest expense, partially offset by an increase in utilities expense. The increase in rental income is due to an increase in average occupancy for the second quarter (82% to 85%) and for the first six months (85% to 88%). Interest expense decreased due to a decrease in principal balance of the first mortgage. Utilities expense increased as a result of the increase in average occupancy.

             In the second quarter of 2000, Registrant incurred a loss of $29,000 at the Green Street Apartments including $15,000 of depreciation expense, compared to a loss of $31,000 including $15,000 of depreciation expense in the second quarter of 1999. For the first six months of 2000, Registrant incurred a loss of $72,000 including $29,000 of depreciation expense, compared to a loss of $77,000 for the same period in 1999 including $29,000 of depreciation expense. The decrease in the loss from the second quarter and the first six months of 1999 to the same periods in 2000 is the result of an increase in rental income due to an increase in average occupancy in the second quarter (91% to 94%) and for the first six months (93% to 94%).

             In the second quarter of 2000, Registrant incurred a loss of $185,000 at the Loewy Building, including $69,000 of depreciation and amortization expense, compared to a loss of $70,000 including $69,000 of depreciation and amortization expense in the second quarter of 1999. The increase in the loss from the second quarter of 1999 to the same period in 2000 is the result of a decrease in rental income combined with an increase in maintenance expense. Rental income decreased due to a decrease in average occupancy (78% to 69%). The increase in maintenance expense is due to preparation of commercial space due to the increased turnover due to the decrease in average occupancy.

              For the first six months of 2000, Registrant incurred a loss of $340,000 at the Loewy Building including $139,000 of depreciation and amortization expense, compared to a loss of $132,000 for the same period in 1999, including $137,000 of depreciation and amortization expense. The increased loss from the first six months of 1999 to the same period in 2000 is the result of a decrease in rental income combined with an increase in interest and amortization expense, partially offset by a decrease in management fees. Rental income decreased due to a decrease in average occupancy (78% to 69%). Interest expense increased due to an increase in principle balance of the first mortgage. The increase in amortization expense is due to the amortization of the additional leasing commissions incurred during 2000. Management fees decreased as a result of the decrease in rental income.

             Summary of Minority Interests

              In the second quarter of 2000, the Registrant recognized income of $2,202 at Magazine Place compared to a loss of $15,011 in the second quarter of 1999 and for the first six months of 2000, the Registrant incurred a loss of $5,420 compared to a loss of $19,889 for the same period in 1999. The Registrant accounts for this investment on the equity method. The decrease in the loss from the second quarter and the first six months of 1999 to the same periods in 2000 is due to an increase in rental income due to an increase in the average rental rates.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                 June 30, 2000    December 31, 1999
                                  (Unaudited)

Rental properties, at cost:
 Land                            $   465,454       $   465,454
 Buildings and improvements       12,006,574        12,006,574
 Furniture and fixtures              118,363           118,363
                                 -----------       -----------
                                  12,590,391        12,590,391
Less - Accumulated depreciation   (6,176,049)       (5,931,577)
                                 -----------       -----------
                                   6,414,342         6,658,814
Cash and cash equivalents             29,732            54,242
Restricted cash                      165,986           172,010
Accounts and notes receivable         65,398            62,239
Investment in affiliate              141,822           147,242
Other assets (net of amortization
 of $252,192 and $240,649 at
 June 30, 2000 and December 31,
 1999, respectively)                 196,784           212,885
                                 -----------       -----------
     Total                       $ 7,014,064       $ 7,307,432
                                 ===========       ===========


                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $ 8,962,000       $ 8,966,573
 Accounts payable:
     Trade                         1,255,559         1,161,622
     Related parties                 805,007           782,157
 Interest payable                  1,979,608         1,682,961
 Other liabilities                    38,008            45,656
 Tenant security deposits             59,493            55,884
                                 -----------       -----------
     Total liabilities            13,099,675        12,694,853
Partners' deficit                 (6,085,611)       (5,387,421)
                                 -----------       -----------
     Total                       $ 7,014,064       $ 7,307,432
                                 ===========       ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                 Three months             Six months
                                Ended June 30,          Ended June 30,
                                2000      1999          2000       1999
                               ------    ------        ------     ------
Revenues:
   Rental income             $227,052   $301,116    $  467,054  $  606,655
   Interest income              1,007        703         2,305       2,089
                             --------   --------    ----------  ----------
  Total revenues              228,059    301,819       469,359     608,744
                             --------   --------    ----------  ----------
Costs and expenses:
   Rental operations          149,952    134,797       308,180     308,534
   General and
    administrative             31,500     31,500        63,000      63,000
   Interest                   260,960    267,660       534,936     535,833
   Depreciation and
    amortization              128,008    126,840       256,015     253,681
                             --------   --------    ----------  ----------
  Total costs and  expenses   570,420    560,797     1,162,131   1,161,048
                             --------   --------    ----------  ----------
Loss before equity in
 affiliate                   (342,361)  (258,978)     (692,772)   (552,304)
Equity in income (loss)
 of affiliate                   2,202    (15,011)       (5,420)    (15,011)
                             --------   --------    ----------  ----------
Net loss                    ($340,159) ($273,989)  ($  698,192)($  567,315)
                             ========   ========    ==========  ==========
Net loss per limited
 partnership Unit:
Loss before equity in
 affiliate                  ($  24.24) ($  18.48)  ($    49.05)($    39.13)
Equity in income (loss)
 of affiliate                     .15      (1.06)         (.38)      (1.06)
                             --------   --------    ----------  ----------
Net loss                    ($  24.09) ($  19.54)  ($    49.43)($    40.19)
                             ========   ========    ==========  ==========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                   Six months ended
                                                       June 30,
                                                   2000        1999
                                                  ------      ------
Cash flows from operating activities:
 Net loss                                      ($698,191)  ($567,315)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization                   256,015     253,681
 Equity in loss of affiliate                       5,420      15,011
 Changes in assets and liabilities:
  Decrease in restricted cash                      6,024      13,468
  Increase in accounts receivable                 (3,159)    (15,859)
  Decrease (Increase) in other assets              4,559     (15,180)
  Increase in accounts payable - trade            93,945      84,995
  Increase in accounts payable -                  22,850      22,850
   related parties
  Increase in interest payable                   296,640     196,617
  Increase in tenant security deposits            (7,648)     15,576
  (Decrease) increase in accrued liabilities       3,609       4,715
                                                --------    --------
Net cash provided by operating activities        (19,936)      8,559
                                                --------    --------
Cash flows from financing activities:
 Principal payments                               (4,573)     (7,352)
                                                --------    --------
Net cash (used in) provided by
 financing activities                             (4,573)     (7,352)
                                                --------    --------
(Decrease) increase in cash and cash
 equivalents                                     (24,509)      1,207
Cash and cash equivalents at
 beginning of period                              54,241      31,981
                                                --------    --------
Cash and cash equivalents at end of period      $ 29,732    $ 33,188
                                                ========    ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 27, 2000   DIVERSIFIED HISTORIC INVESTORS III
       -----------------
                           By: Dover Historic Advisors II,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                      -----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer