Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2001-11-01
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number                   0-15843
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS III
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2391927
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1521 Locust Street, Philadelphia, PA   19102
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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2000
        (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2000 and 1999
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

              As of September 30, 2000, Registrant had cash of $36,087. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2000, Registrant had restricted cash of $181,987 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place at Lincoln Court, Green Street and the Loewy Building. However, in all three cases, the mortgages are cash flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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




          (2)  Capital Resources

              Due to the relatively recent rehabilitations of the
properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court, Loewy Building and Green Street has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter and the first nine months of 2000 at the three properties.

          (3)  Results of Operations

               During the third quarter of 2000, Registrant incurred a net loss of $336,950 ($23.86 per limited partnership unit) compared to a net loss of $264,612 ($18.74 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, the Registrant incurred a net loss of $1,038,308 ($73.52 per limited partnership unit) compared to a net loss of $831,926 ($58.91 per limited partnership unit) for the same period in 1999.

             Rental income decreased $86,577 from $323,231 in the third quarter of 1999 to $236,654 in the same period in 2000. The decrease from the third quarter of 1999 to the same period in 2000 is primarily the result of the decrease in average occupancy at the Loewy Building (85% to 65%).

              Rental income decreased $226,178 from $929,886 for the first nine months of 1999 to $703,708 in the same period in 2000. The decrease from the first nine months of 1999 to the same period in 2000 is the result of the decrease in average occupancy at the Loewy Building (88% to 66%) partially offset by increases at Green Street due to higher average occupancy (90% to 98%) and Lincoln Court due to higher average rents.

              Expense for rental operations decreased by $37,612 from $173,062 in the third quarter of 1999 to $135,450 in the same period in 2000. The decrease from the third quarter of 1999 to the same period in 2000 is due to a decrease in maintenance expense at Lincoln Court due to a decrease in the turnover of apartment units.

              Expense for rental operations decreased by $34,800 from $481,595 for the first nine months of 1999 to $446,795 in the same period in 2000. The decrease from the first nine months of 1999 to the same period in 2000 is due to a decrease in maintenance expense at Lincoln Court and a decrease in management fees at the Loewy Building. The decrease in maintenance expense at Lincoln Court is due to a decrease in the turnover of apartment units. The decrease in management fees at the Loewy Building is due to the decrease in rental income.

              Interest expense increased $4,859 from $262,922 for the third quarter of 1999 to $267,781 for the same period in 2000. Interest expense increased $3,962 from $798,755 for the first nine months of 1999 to $802,717 in the same period in 2000. The increase for the third quarter and the first nine months are due to additions to principal at the Loewy Building and Green Street as the result of expenses of the buildings that were paid by the lenders.

               Losses incurred during the quarter at the Registrant's properties were approximately $278,000, compared to a loss of approximately $224,000 for the same period in 1999. For the first nine months of 2000 the Registrant's properties recognized a loss of approximately $880,000 compared to approximately $683,000 for the same period in 1999.

              In the third quarter of 2000, Registrant incurred a loss of $87,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $101,000 in the third quarter of 1999, including $40,000 of depreciation and amortization expense. The decrease in the loss from the third quarter of 1999 to the same period in 2000 is the result of a decrease in maintenance expense partially offset by a decrease in rental income. The decrease in maintenance expense is due to the decrease in the turnover of units and the decrease in rental income is a result of the decrease in average occupancy (87% to 76%) partially offset by higher average rent rates.

              For the first nine months of 2000, Registrant incurred a loss of $275,000 at Lincoln Court including $120,000 of depreciation and amortization expense, compared to a loss of $351,000 for the same period in 1999, including $119,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1999 to the same period in 2000 is the result of a decrease in maintenance expense and an increase in rental income. The decrease in maintenance expense is due to a decrease in the turnover of apartment units due to stable average occupancy (84% to 83%) during the period. The increase in rental income is due to higher average rental rates.

              In the third quarter of 2000, Registrant incurred a loss of $31,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $32,000 including $15,000 of depreciation expense in the third quarter of 1999. The decrease in loss from the third quarter of 1999 to the same period in 2000 is due to an increase in rental income due to an increase in the average occupancy (86% to 100%).

              For the first nine months of 2000, Registrant incurred a loss of $105,000 at the Green Street Apartments including $44,000 of depreciation expense, compared to a loss of $109,000 for the same period in 1999, including $44,000 of depreciation expense. The decrease in the loss from the first nine months of 2000 to the same period in 1999 is the result of an increase in rental income due to an increase in the average occupancy (90% to 98%).

              In the third quarter of 2000, Registrant incurred a loss of $160,000 at the Loewy Building, including $69,000 of depreciation and amortization expense, compared to a loss of $91,000 including $69,000 of depreciation and amortization expense in the third quarter of 1999. The increase in the loss is the result of a decrease in rental income due to a decrease in average occupancy (85% to 65%) partially offset by a decrease in management fees due to the decrease in rental income and a decrease in utilities expense due to the lower occupancy.

              For the first nine months of 2000, Registrant incurred a loss of $500,000 at the Loewy Building including $208,000 of depreciation and amortization expense, compared to a loss of $223,000 for the same period in 1999, including $206,000 of depreciation and amortization expense. The increase in the loss is the result of a decrease in rental income due to a decrease in average occupancy (88% to 66%) partially offset by a decrease in management fees due to the decrease in rental income and a decrease in utilities expense due to the lower occupancy.

             Summary of Minority Interests

              In the third quarter of 2000, the Registrant incurred a net loss of $12,432 at Magazine Place compared to net income of $5,601 in the third quarter of 1999 and for the first nine months of 2000, incurred a net loss of $17,852 compared to a net loss of $9,410 for the same period in 1999. The Registrant accounts for this investment on the equity method. The increase in the net loss from the third quarter and the first nine months of 1999 to the same periods in 2000 is due to an increase in rental operating expenses due to an increase in the turnover of apartment units.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                               September 30,    December 31,
                                   2000             1999
                                   ----             ----
                                (Unaudited)

Rental properties, at cost:
 Land                          $   465,454      $   465,454
 Buildings and improvements     12,006,574       12,006,574
 Furniture and fixtures            118,363          118,363
                               -----------      -----------
                                12,590,391       12,590,391
 Less - accumulated
  depreciation                  (6,297,794)      (5,931,577)
                               -----------      -----------
                                 6,292,597        6,658,814
Cash and cash equivalents           36,087           54,242
Restricted cash                    181,987          172,010
Accounts and notes receivable       67,652           62,239
Investment in affiliate            129,390          147,242
Other assets (net of
 amortization of $257,963 and
 $240,649 at September 30, 2000
 and December 31, 1999,
 respectively)                     193,789          212,885
                               -----------      -----------
     Total                     $ 6,901,502      $ 7,307,432
                               ===========      ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $ 8,814,582      $ 8,966,573
 Accounts payable:
  Trade                          1,264,432        1,161,622
  Taxes                             19,687                0
  Related parties                  975,044          782,157
 Interest payable                2,159,941        1,682,961
 Other liabilities                  40,953           45,656
 Tenant security deposits           52,592           55,884
                               -----------      -----------
     Total liabilities          13,327,231       12,694,853
Partners' deficit               (6,425,729)      (5,387,421)
                               -----------      -----------
     Total                     $ 6,901,502      $ 7,307,432
                               ===========      ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                            Three months             Nine months
                         ended September 30,     ended September 30,
                           2000        1999        2000       1999
                           ----        ----        ----       ----

Revenues:
 Rental income           $236,654    $323,231  $  703,708  $  929,886
 Interest income            1,077         881       3,381       2,970
                         --------    --------  ----------  ----------
  Total revenues          237,731     324,112     707,089     932,856
                         --------    --------  ----------  ----------
Costs and expenses:
 Rental operations        135,450     173,062     446,795     481,595
 General and
  administrative           31,500      31,500      94,500      94,500
 Interest                 267,781     262,922     802,717     798,755
 Depreciation and
  amortization            127,518     126,841     383,533     380,522
                         --------    --------  ----------  ----------
  Total costs and
   expenses               562,249     594,325   1,727,545   1,755,372
                         --------    --------  ----------  ----------
Loss before equity in
 affiliate               (324,518)   (270,213) (1,020,456)   (822,516)
Equity in (loss) income
 of affiliate             (12,432)      5,601     (17,852)     (9,410)
                         --------    --------  ----------  ----------
Net loss                ($336,950)  ($264,612)($1,038,308)($  831,926)
                         ========    ========  ==========  ==========
Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate             ($  22.98)  ($  19.13)($    72.26)($    58.25)
 Equity in loss of
  affiliate                  (.88)        .39       (1.26)       (.66)
                         --------    --------  ----------  ----------
                        ($  23.86)  ($  18.74)($    73.52)($    58.91)
                         ========    ========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                            Nine months ended
                                              September 30,
                                             2000        1999
                                             ----        ----

Cash flows from operating activities:
 Net loss                                ($1,038,308) ($831,926)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization              383,533    380,522
  Equity in loss of affiliate                 17,852      9,410
  Changes in assets and liabilities:
   Increase in restricted cash                (9,977)    (3,149)
   Increase in accounts receivable            (5,413)   (27,091)
   (Increase) decrease in other assets         1,782    (15,180)
   Increase in accounts payable - trade      102,810    130,289
   Increase in accounts payable - taxes       19,687     19,540
   Increase in accounts payable -
    related parties                          192,886     34,275
   Increase in interest payable              476,979    292,727
   (Decrease) increase in accrued
    liabilities                               (4,703)     5,834
   (Decrease)increase in tenant security
    deposits                                  (3,292)    10,646
                                            --------   --------
Net cash provided by operating activities    133,836      5,897
                                            --------   --------
Cash flows from financing activities:
 Principal payments                         (151,991)    (4,534)
                                            --------   --------
Net cash used in financing activities       (151,991)    (4,534)
                                            --------   --------
(Decrease) increase in cash and cash
 equivalents                                 (18,155)     1,363
Cash and cash equivalents at
 beginning of period                          54,242     31,981
                                            --------   --------
Cash and cash equivalents at end of
 period                                     $ 36,087   $ 33,344
                                            ========   ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 1, 2001     DIVERSIFIED HISTORIC INVESTORS III
       ----------------
                            By: Dover Historic Advisors II,
                                 General Partner

                                By: EPK, Inc., Partner

                                 By: /s/ Spencer Wertheimer
                                     ----------------------
                                     SPENCER WERTHEIMER
                                     President and Treasurer