Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2002-10-28
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   0-15843
                       ------------------------------------------

                DIVERSIFIED HISTORIC INVESTORS III
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2391927
-------------------------------                        ----------
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

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 13,981.5 Units
                                                            --------------
             UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
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

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                             PART I

Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under Pennsylvania Law. As of December 31, 2000, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

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

             Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. All four properties that the Registrant owns or in which has an interest, are held for rental operations. Registrant anticipates that all the properties will continue to be held for this purpose. As real property values increase, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2000, Registrant owned four properties (or interests therein), located in Pennsylvania (two), Louisiana (one), and North Carolina (one). Three of the properties are apartment buildings and one is a commercial/office building. In total, the four properties contain 133 apartment units and 62,146 rentable square feet ("sf") of commercial space. As of December 31, 2000, 120 apartment units were under lease at monthly rental rates ranging from $460 to $1,700. In addition, 22,602 square feet ("sf") of the commercial space was under lease at annual rates ranging from $6.00 per sf to $13.41 per sf. Rental of the apartments and commercial space is not seasonal. For further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industries. The competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. Two of the residential properties are located in Philadelphia, PA and the other is located in the Warehouse District of New Orleans, Louisiana. The commercial/office building is located in Winston-Salem, North Carolina. One of the Philadelphia properties is located very close to the boundary between Philadelphia and a neighboring suburb. Many potential residents would prefer to live on the non-city side, to avoid paying the city wage tax. The Registrant attempts to keep its rents at a level that is low enough to offset the difference. In all the locations, the competition for tenants remains stiff and several similar buildings exist. The apartment and commercial market remains stable although the availability of favorable home financing has placed pressure on the rental tenant base.

               Registrant   has   no   employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

           d.  Financial Information About Foreign  and  Domestic
Operations and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.

Item 2.   Properties

            As   of  the  date  hereof,  Registrant  owned   four
properties, or interests therein. A summary description of each property held at December 31, 2000 is given below.

           a. Lincoln Court - consists of 58 apartment units in three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred, which were funded by Registrant's equity contributions), including mortgage financing of $1,730,000 and a note payable of $10,000 (total balance due of $10,000 at December 31, 2000). The note payable bears interest at 10%. It is payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan was obtained. In 1991, a $100,000 third mortgage loan was obtained which was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby  the  maturities of the notes were extended to  1999  and monthly payments of interest were to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage. In November 1998, the Registrant restructured the mortgage notes. The first mortgage was refinanced with a $1,540,000 mortgage ($1,509,922 principal balance at December 31, 2000) which bears interest at 6.83%, is payable in monthly installments of principal and interest of $10,070 and is due in November 2008. The portion of the first mortgage that was not refinanced plus the second and third mortgage notes were consolidated and a new note (principal balance of $1,942,681 at December 31, 2000 including accrued but unpaid interest) was structured which extends the maturity date to December 2, 2008, bears interest at 15% with monthly payments of interest to be made in an amount equal to net operating income.

           The property is managed by BCMI. As of December 31, 2000, 50 residential units (86%) were under lease at monthly rents ranging from $460 to $1,700. All leases are renewable, one-year leases. The occupancy for the previous four years was 88% for 1999, 88% for 1998, 87% for 1997, and 84% for 1996. The
monthly rental ranges for the previous four years were $460 to $1,565 during 1998 and 1999, $375 to $1,450 during 1997, and $435 to $1,400 during 1996. For tax purposes, this property has a federal tax basis of $3,762,682 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,924 which is based on assessed value of
$365,760  taxed  at  a rate of $8.183 per $100.   No  one  tenant
occupies ten percent or more of the building. Registrant believes that the property is adequately covered by insurance.

           b. The Green Street Apartments - consists of 18 apartment units in three adjoining buildings located at 1826-1828-1830 Green Street in Philadelphia, Pennsylvania. In July 1987, Registrant acquired its interest in this property by purchasing a 99% general partnership interest in 18th & Green Associates General Partnership ("18th & Green"), a Pennsylvania general partnership, for $800,000. 18th & Green contracted to acquire and
rehabilitate   the  Property  for  $1,600,000  ($100   per   sf).
Additionally, $100,000 of cash/marketing reserves were provided. The total cost of the project was funded by Registrant's equity
contribution  and  mortgage  financing  of  $900,000   (principal
balance of $1,318,119 at December 31, 2000) which bears interest at 12%. During 1990, Registrant defaulted on its mortgage loan and the lender obtained a confession of judgment pursuant to the
loan  documents.   Registrant petitioned the court  to  open  the
judgment  and  negotiated  a settlement  with  the  lender.   The
settlement required the Registrant to make payments toward delinquent interest in December 1990 and April 1991. Registrant did not make the April 1991 payment; however, no notice of default was received from the lender. In 1992, the Resolution
Trust  Corporation ("RTC") took over control of the lender.   The
Registrant  received notice in 1993 that the  RTC  had  sold  the
loan.   The  purchaser of the note contacted the  Registrant  who
attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity was extended through July 2009 with monthly payments of interest to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI.

          As of December 31, 2000, 17 apartments (94%) were under lease at monthly rents ranging from $540 to $725. All leases are renewable, one-year leases. The occupancy for the previous four years was 83% for 1999, 94% for 1998, 94% for 1997, and 92% for
1996. The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a federal tax basis of $1,480,897 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $15,470 which is based on assessed value of $187,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. Registrant believes that the property is adequately covered by insurance.

           c.  The  Loewy  Building - consists of  two  adjoining
buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 62,146 rentable sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (principal balance of $3,833,265 at December 31, 2000) and a $500,000 note payable to the developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5% and is due in January 2012. The note was sold in September 1997. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made in an amount equal to net operating income with a minimum monthly payment of $27,500. The Registrant advanced an additional $1,098,000 and Triad obtained $200,000 of additional financing in 1987 (principal balance due of $200,000 at December 31, 2000) to fund cost overruns resulting from delays and changes in rehabilitation and construction plans. The additional financing bears interest at the prime rate with a minimum of 6% and a maximum of 8% adjusting annually on January 2, (8% at December 31, 2000 and 1999). The property is managed by BCMI.

          As of December 31, 2000, 22,602 sf were rented (36%) at annual rates ranging from $6.00 to $13.41 per sf. The occupancy for the previous four years has been 41% for 1999, 98% for 1998, 88% for 1997, and 88% for 1996. The significant drop in occupancy as of December 31, 1999 as compared to 1998 is the result of the expiration of a tenant lease for 33,121 sf. on December 31, 1999. The range for annual rents has been $6.00 to $13.41 per sq for 1999, $6.00 to $16.44 per sf for 1998, $6.00 to $16.21 per sf for
1997, $6.00 to $14.16 per sf for 1996. There are two tenants who each occupy ten percent or more of the rentable square footage. Both tenants operate principally as law firms.

           The following is a table showing commercial lease expirations at Loewy Building for the next five years.

                                       Total annual
          Number of     Total sf of   rental covered    % of gross
 Years      leases        expiring     by expiring     annual rental
           expiring        leases        leases        from property
 2001         0                 0              0             0%
 2002         3            11,601       $144,092            41%
 2003         0                 0              0             0%
 2004         0                 0              0             0%
 2005         1             2,800        $35,000            10%

           Five commercial leases expired in 2000. The tenant under a lease for 2,800 sf renewed the lease at current market rates. The four other leases, for a total of 13,219 sf were not renewed.


              For tax purposes, this property has a basis of $5,416,779 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $19,686 which is based on an assessed value of $5,414,779 taxed at a rate of $1.177 per $100. Registrant believes that the property is adequately covered by insurance.

          d. Magazine Place - is a four story building consisting of 57 apartment units located at 730 Magazine Street in New Orleans, Louisiana. In October 1986, the Registrant was admitted with a 60% general partnership interest in Magazine Place Limited Partnership ("MPP"), a Louisiana partnership, for a cash contribution of $600,000. Registrant subsequently made an additional equity contribution of $142,393 to fund certain fees incurred by MPP. MPP acquired and rehabilitated the property for $4,091,393 ($51 per sf), including mortgage financing of
$3,050,000 and cash contributions by limited partners of $344,000. The mortgage note bore interest at 10%, was payable in monthly installments of principal and interest of $26,766, and was due in 1999. The excess proceeds from equity investments and mortgage financing over the acquisition and rehabilitation costs were utilized to provide working capital reserves. The mortgage ($2,798,832 principal at September 27, 1999) was refinanced in 1999 with a $2,870,000 mortgage which bears interest at 7.91%, is payable in monthly installments of principal and interest of $20,879 and is due in September of 2009. In 1987, Registrant made an equity contribution of $7,000 (MPP's other partners contributed cash in the amount of $28,000 in 1987) to fund operating deficits incurred during the lease-up period. According to the Amended and Restated Partnership Agreement, the Registrant's interest in MPP will be reduced from 60% to 40% as of the First Conversion Date. The First Conversion Date is the date on which the Registrant will have received a return of its initial capital contribution. For purposes of determining the First Conversion Date, the Registrant will be deemed to have received a return of its initial capital contribution when the sum of the following amounts equals $600,000: (i) cash distributions from MPP; (ii) investment tax credits allocable to the Registrant; and (iii) 50% of the aggregate of MPP's net losses and deductions allocable to the Registrant. As of December 31, 1994, the Registrant had received a return of its initial capital and the Registrant's interest in the MPP was reduced to 40%. Since that date, the Registrant has accounted for its investment in MPP on the equity basis.

           The property is managed by a New Orleans property management firm not affiliated with BCMI. As of December 31, 2000, 53 residential units (100%) were under lease at monthly rents ranging from $634 to $1,485. All leases are renewable, one-year leases. The occupancy for the previous four years was 98%
for  1999,  89%  for 1998, 91% for 1997, and 96% for  1996.   The
monthly  rental ranges for the previous four years were  $620  to
$1,250  during  1999, $620 to $1,300 during 1998,  and   $610  to
$1,240 during 1997 and 1996. For tax purposes, this property has a basis of $2,527,541 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $62,440 which is based on assessed value of $336,440 taxed at a rate of $18.56 per $100. No one tenant occupies ten percent or more of the building. Registrant believes that the property is adequately covered by insurance.


Item 3.   Legal Proceedings

           To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted during the fiscal year covered by this report to a vote of security holders.

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 122.5 Units of record were sold or exchanged in 2000.

           b. As of December 31, 2000, there were 1,583 record holders of Units.

           c. Registrant did not declare any cash dividends in 2000 or 1999.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2000. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2000       1999       1998       1997       1996
                    ----       ----       ----       ----       ----
 Rental income $  936,392 $1,257,195 $1,251,911 $1,251,764 $1,658,031
 Interest
  income            4,397      3,866      2,113        441        840
 Net loss      (2,006,951)(1,070,903)(1,297,537)(1,017,497)  (533,933)
 Net loss per
  unit            (142.11)    (75.83)    (91.88)    (72.05)    (37.80)
 Total assets
  (net of
  depreciation
  and
  amortization) 6,024,542  7,307,432  7,758,588  8,196,299  8,887,472
 Debt
  obligations   8,972,599  8,966,573  8,970,613  8,418,142  7,776,693

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At  December  31,  2000,  Registrant  had  cash  of
approximately $28,338. Registrant uses cash generated from operations primarily to fund operating expenses and debt service. In recent years the Registrant has realized significant losses, including the threatened foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place at Lincoln Court and Green Street. However, at Lincoln Court, Green Street, and the Loewy Building, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. The Registrant is not aware of any additional sources of liquidity.


              As of December 31, 2000, Registrant had restricted cash of $181,556 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court, Loewy Building and 18th and Green has agreed to fund capital expenditures at terms similar to the first mortgages.

             Results of Operations

              During 2000, Registrant incurred a net loss of $2,006,951 ($142.11 per limited partnership unit), compared to a net loss of $1,070,903 ($75.83 per limited partnership unit) in 1999 and a net loss of $1,297,537 ($91.88 per limited partnership unit) in 1998.

              Rental  income was $936,392 in 2000, $1,257,195  in
1999 and $1,251,911 in 1998. The decrease in rental income from 1999 to 2000 is due to a decrease at the Loewy Building partially offset by increases at Lincoln Court and Green Street Apartments. The decrease in rental income at the Loewy Building is due to the decrease in average occupancy (78% to 38%), as discussed below. The increase in rental income at the Lincoln Court Apartments is due to an increase in average rental rates from, $460 to $1,565 during 1999 to $460 to $1,700 during 2000. The increase at the Green Street Apartments is due to an increase in average occupancy (83% to 94%).

              Rental  operations expense was  $552,505  in  2000,
$585,564 in 1999, and $627,719 in 1998. The decrease from 1999 to
2000 was due to a decrease in maintenance expense at the Lincoln Court Apartments and a decrease in maintenance expense and management fee expense at the Loewy Building. Maintenance expense decreased at Lincoln Court due to a decrease in apartment preparation expenses and maintenance services. The decrease in maintenance expense at the Loewy Building is due to a decrease in average occupancy (78% to 38%) and the decrease in management fee expense is due to a decrease in rental income. The decrease from 1998 to 1999 is due to a decrease in maintenance expense at the Loewy Building combined with a decrease in commissions expense at the Green Street Apartments, partially offset by an increase in maintenance expense at the Lincoln Court. Maintenance expense decreased at the Loewy Building due to repairs made to the air conditioning system in 1998 which did not recur in 1999. The decrease in commissions expense at the Green Street Apartments is due to the decrease in the turnover of apartment units. Maintenance expense at Lincoln Court increased due to recarpeting and painting of apartment units.

              General and administrative expense was $0 in 2000, $126,000 in 1999 and $198,000 in 1998. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

              Interest expense was $1,068,425 in 2000, $1,066,780
in 1999, and $1,162,024 in 1998. The increase in interest expense from 1999 to 2000 is due to an increase at the Loewy Building due an increase in principal balance as a result of principal additions made during the year. The decrease from 1998 to 1999 is due to a decrease in interest expense at Lincoln Court due to a prepayment penalty incurred in the refinancing of the mortgage notes in 1998 partially offset by an increase at the Loewy Building due to an adjustment made in 1997 in the calculation of the interest accruing on the mortgage loan.

              Depreciation and amortization was $522,814 in 2000 $519,656 in 1999, and $581,834 in 1998. The increase from 1999 to 2000 is due to asset additions at Lincoln Court and the Loewy Building. The decrease from 1998 to 1999 due to the amortization of loan costs in connection with the refinancing in 1998 of the mortgages at Lincoln Court.

              During 2000, the Registrant incurred an impairment loss of $820,000. The Loewy Building was deemed to be impaired and was written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows exceeded the carrying value by $820,000. An impairment loss of that amount has been charged to operations in 2000.

              In 2000, a loss of approximately $1,115,000 was incurred at the Registrant's four properties compared to a loss of $873,000 in 1999 and a loss of $1,046,000 in 1998. A discussion of property operations/activities follows:

              During  2000, the Registrant sustained  a  loss  of
$349,000 at Lincoln Court including $163,000 of depreciation and amortization expense. In 1999, Registrant sustained a loss of $375,000 including $161,000 of depreciation and amortization expense compared to a loss of $562,000 including $220,000 of depreciation expense in 1998. The decrease in loss from 1999 to 2000 is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in rental rates. The decrease in maintenance expense is due to a decrease in apartment preparation expense and maintenance service expense. The decrease in the loss from 1998 to 1999 is due to the increase in rental income combined with a decrease in interest and amortization expense partially offset by an increase in maintenance expense. The increase in rental income is due to the increase in the average occupancy (87% to 88%) and the average rental rates. Interest expense decreased due to the prepayment penalty incurred in 1998 in connection with the refinancing of the mortgages and the decrease in amortization expense is due to the amortization in 1998 of the loan costs from the refinanced loan. Maintenance expense increased due to both the recarpeting and painting of apartment units as a result of an increased turnover of apartment units.

              On June 30, 1992 Diversified Historic Properties, Inc. ("DHP"), a partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2000 and 1999. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 2000 was $761,714.

             In 2000 Green Street apartments sustained a loss of $132,000 including $59,000 in depreciation expense. In 1999 Green Street sustained a loss of $147,000 including $59,000 of depreciation expense compared to a loss of $141,000 in 1998 including $59,000 of depreciation expense. The decrease in the loss from 1999 to 2000 is due to an increase in rental income due to an increase in average occupancy (83% to 94%). The increase in the loss from 1998 to 1999 is due to the decrease in rental income partially offset by a decrease in commissions expense. The decrease in rental income is due to a decrease in occupancy (95% to 88%). Commissions expense decreased as a result of a decrease in the turnover of apartment units.

              On  June 30, 1992, DHP. assigned to D, LTD  a  note
receivable from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD obtained a judgment in the amount of $78,171 on this note in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during 1999 and 2000. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 2000 was $65,288.

              In  2000,  the  Loewy  Building  sustained  a  loss
(exclusive of the impairment loss) of $650,000 including depreciation and amortization expense of $286,000 compared to a loss of $317,000 including $285,000 of depreciation and amortization expense during 1999 and to a loss of $343,000 including $288,000 of depreciation expense in 1998. The increase in loss from 1999 to 2000 is due to a decrease in rental income, partially offset by a decrease in maintenance expense and management fee expense. The decrease in rental income and maintenance expense is due to a decrease in average occupancy (78% to 38%). The significant drop in average occupancy is the result of the expiration of a tenant lease for 31,121 sf. On December 31, 1999. The decrease in management fee expense is due to the decrease in rental income. The decrease in the loss from 1998 to 1999 is due to a decrease in maintenance and utility expense partially offset by an increase in interest expense. The decrease in maintenance expense is due to repairs made to the air conditioning systems in the second quarter of 1998, which did not recur in 1999. Utilities expense decreased as a result of the decrease in average occupancy (98% to 78%). The increase in interest expense is due to an adjustment made in the calculation of the interest accruing on the mortgage loan in 1997.



             Summary of Minority Interests

              In 2000, the Registrant recognized net income of $16,000 at Magazine Place compared to a loss of $34,000 in 1999 and a loss of $58,000 in 1998. This investment is accounted for by the equity method. The net income in 2000 versus a loss in 1999 is due to an increase in average rental rates from a range of $620 to $1,300 during 1999 to a range of $634 to $1,485 during 2000. The decrease in the loss from 1998 to 1999 is due to an increase in rental income due to an increase in the average occupancy (89% to 97%) and an increase in the average rental rates, partially offset by an increase in maintenance expense as a result of an increase in the preparation of apartment units due to the increase in the average occupancy.

Item7A.   Quantitative and Qualitative Disclosures about Market
          Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          Registrant is not required to furnish the supplementary
financial information referred to in Item 302 of Regulations   S-
K.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors III and subsidiaries as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with U.S. generally accepted accounting principles.

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





Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
June 28, 2001

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                               Page

   Consolidated Balance Sheets at December 31, 2000 and 1999       14

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2000, 1999, and 1998                            15

   Consolidated  Statements  of  Changes  in   Partners'
Equity for the Years Ended December 31, 2000, 1999, and 1998       16

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2000, 1999, and 1998                            17

   Notes to consolidated financial statements                    18-24


Financial statement schedules:

   Schedule XI - Real Estate and Accumulated  Depreciation        26

   Notes to Schedule XI                                           27







All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                   December 31, 2000 and 1999

                             Assets

                                            2000           1999
                                            ----           ----
Rental properties at cost:
 Land                                  $   465,454   $   465,454
 Buildings and improvements             11,170,423    11,990,423
 Furniture and fixtures                    157,259       134,514
                                       -----------   -----------
                                        11,793,136    12,590,391
  Less - accumulated depreciation       (6,424,759)   (5,931,577)
                                       -----------   -----------
                                         5,368,377     6,658,814

Cash and cash equivalents                   28,338        54,242
Restricted cash                            181,556       172,010
Accounts receivable                         90,688        62,239
Investment in affiliate                    163,246       147,242
Other assets (net of accumulated
 amortization of $230,421 and
 $240,649)                                 191,837       212,885
                                       -----------   -----------
          Total                        $ 6,024,042   $ 7,307,432
                                       ===========   ===========

                 Liabilities and Partners' Equity
Liabilities:
 Debt obligations                      $ 8,972,599   $ 8,966,573
 Accounts payable:
  Trade                                  1,180,280     1,161,622
  Related parties                          827,860       782,157
  Interest payable                       2,345,061     1,682,961
  Tenant security deposits                  57,885        55,884
  Other liabilities                         34,729        45,656
                                       -----------   -----------
           Total liabilities            13,418,414    12,694,853
                                       -----------   -----------
Partners' deficit                       (7,394,372)   (5,387,421)
                                       -----------   -----------
Total                                  $ 6,024,042   $ 7,307,432
                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998


                                      2000        1999        1998
                                      ----        ----        ----
Revenues:
 Rental income                    $  936,392  $1,257,195  $1,251,911
 Interest income                       4,397       3,866       2,113
                                  ----------  ----------  ----------
         Total revenues              940,789   1,261,061   1,254,024

Costs and expenses:
  Rental operations                  552,504     585,564     627,719
  General and administrative               0     126,000     126,000
  Interest                         1,068,426   1,066,780   1,162,024
  Depreciation and amortization      522,814     519,656     581,834
  Impairment Loss                    820,000           0           0
                                  ----------  ----------  ----------
         Total costs and expenses  2,963,744   2,298,000   2,497,577
                                  ----------  ----------  ----------
Loss before equity in affiliate   (2,022,955) (1,036,939) (1,243,553)
Equity in net income (loss) of
 affiliate                            16,004     (33,964)    (53,984)
                                  ----------  ----------  ----------
Net loss                         ($2,006,951)($1,070,903)($1,297,537)
                                  ==========  ==========  ==========
Net loss per limited partnership
 unit:
 Loss before equity in affiliate ($   143.24)($    73.42)($    88.06)
 Equity in net income (loss) of
  affiliate                             1.13       (2.41)      (3.82)
                                  ----------  ----------  ----------
                                 ($   142.11)($    75.83)($    91.88)
                                  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998


                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     II(1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1997      ($143,229)  ($2,875,752)  ($3,018,981)
Net loss                            (12,975)   (1,284,562)   (1,297,537)
                                   --------    ----------    ----------
Balance at December 31, 1998       (156,204)   (4,160,314)   (4,316,518)
Net loss                            (10,709)   (1,060,194)   (1,070,903)
                                   --------    ----------    ----------
Balance at December 31, 1999       (166,913)   (5,220,508)   (5,387,421)
Net loss                            (20,070)   (1,986,881)   (2,006,951)
                                   --------    ----------    ----------
Balance at December 31, 2000      ($186,983)  ($7,207,389)  ($7,394,372)
                                   ========    ==========    ==========

 (1) General Partner.

 (2) 13,981.5  limited partnership units outstanding at  December
     31, 2000, 1999, and 1998.


The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998

                                      2000          1999         1998
                                      ----          ----         ----
Cash flows from operating
 activities:
 Net loss                         ($2,006,951) ($1,070,903) ($1,297,537)

 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization       522,814      519,656      581,834
  Impairment Loss                     820,000            0            0
  Equity in (income)loss of affiliate (16,004)      33,964       53,984
 Changes in assets and liabilities:
  Increase in restricted cash          (9,546)      (3,666)     (41,660)
  Increase in accounts receivable     (28,449)     (36,932)      (8,641)
  Decrease (increase) in other assets  (8,585)     (19,971)     (91,951)
  Increase in accounts payable
   trade                               18,658      164,864      122,746
  Increase in accounts payable -
   related parties                     45,703       45,699      111,852
  Increase in interest payable        662,100      392,010       51,375
  Increase (decrease) in tenant
   security deposits                    2,001       10,111       (5,256)
  (Decrease) increase in other
   liabilities                        (10,927)      11,103       26,638
                                   ----------   ----------   ----------
    Net cash (used in) provided by
     operating activities:             (9,186)      45,935     (496,616)
                                   ----------   ----------   ----------
Cash flows from investing
 activities:
 Capital expenditures                 (22,744)     (19,634)     (24,182)
                                   ----------   ----------   ----------
    Net cash used in investing
     activities:                      (22,744)     (19,634)     (24,182)
                                   ----------   ----------   ----------
Cash flows from financing
 activities:
 Proceeds from debt obligations        21,437       10,627    1,540,000
 Payments of principal under debt
  obligations                         (15,411)     (14,667)    (987,529)
                                   ----------   ----------   ----------
    Net cash provided by (used in)
     financing activities:              6,026       (4,040)     552,471
                                   ----------   ----------   ----------
(Decrease) increase in cash and
 cash equivalents                     (25,904)      22,261       31,673
Cash and cash equivalents at
beginning of year                      54,242       31,981          308
                                   ----------   ----------   ----------
Cash and cash equivalents at end
 of  year                          $   28,338   $   54,242   $   31,981
                                   ==========   ==========   ==========

Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest                         $  406,325   $  674,770   $1,221,356


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

6.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,891.5 in 2000, 1999, and 1998).

7.   Income Taxes

Federal and state income taxes are payable by the individual partners; accordingly, no provision or liability for income taxes is reflected in the financial statements.

8.   Restricted Cash

Restricted  cash  includes  amounts  held  for  tenant   security
deposits, real estate tax reserves and other cash restricted as to use.

9.   Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

10.  Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a mortgage loan on a property has significant balloon payments due within the foreseeable future which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficits, and has been unable, or anticipates it will be unable, to obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or
(4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

11.  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Partnership has feasible loan modifications in place at Lincoln Court, and the Green Street Apartments. However, at all three properties, Lincoln Court, Green Street, and the Loewy Building, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

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


NOTE D - IMPAIRMENT LOSS

During 2000, the Loewy Building was deemed to be impaired and was written down to its fair value. The value, which was determined by reference to the present value of the estimated future cash inflows exceeded the carrying value by $820,000. An impairment loss of that amount has been charged to operations in 2000.


NOTE E - PARTNERSHIP AGREEMENT

The significant terms of the Agreement of Limited Partnership, as they relate to the financial statements, follow:

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


NOTE F - ACQUISITIONS

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


NOTE G- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                      December 31,
                                                   2000         1999
                                                   ----         ----
Mortgage loan, interest accrues at 11 1/2%,    $3,833,265   $3,811,828
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property

Note,  interest payable monthly at prime,         200,000      200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (8%  at
December 31, 2000 and 1999); due in 1997;
collateralized  by  the  related   rental
property (A)

Allowed unsecured claims in the amount of         158,612      158,612
$268,042; non-interest bearing

Note   payable,  interest  only  at  10%,          10,000       10,000
payable quarterly;  principal due in 1994
(A)

Mortgage loan, interest at 6.83%, payable       1,509,922     1,525,333
in   monthly   principal   and   interest
installments  of $10,070;  principal  due
November  2008;  collateralized  by   the
related rental property

Mortgage loan, interest accrues  at  15%,       1,942,681     1,942,681
interest only payable monthly to the extent of net operating income; principal due December 2008; collateralized by the related rental property

Mortgage  loan, interest at 12%; interest       1,318,119     1,318,119
only   payable  to  the  extent  of   net       ---------     ---------
operating  income with a minimum  monthly
payment of $5,750; principal due in  July
2009;   collateralized  by  the   related
rental property
                                               $8,972,599    $8,966,573
                                               ==========    ==========

(A) Although this obligation has matured, the lenders have not made any demand for payment.

Approximate maturities of the mortgage loan obligations at December 31, 2000, for each of the succeeding five years are as follows:


                 2001           $  368,612
                 2002               18,030
                 2003               19,319
                 2004               20,408
                 2005               22,159
                 Thereafter      8,524,071
                                ----------
                                $8,972,599
                                ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

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


NOTE I - TRANSACTIONS WITH RELATED PARTIES

Included  in debt obligations for 2000, 1999 and 1998 is $140,000 owed  to  an  affiliate  of the General Partner  by  one  of  the
Partnership's  Ventures  for  additional  amounts  advanced   for
working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 1999 and 2000. Payments on the note are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2000 was $761,710. Although this obligation has matured, the lender has made no demand for payment.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Partnership, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD confessed judgment in the amount of $78,171 against 18th and Green in Common Pleas Court for
Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during both 2000 and 1999. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the judgment at December 31, 2000 was $65,288.

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

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:

                                       For the Years Ended December 31,
                                        2000         1999         1998
                                        ----         ----         ----
Net loss - book                    ($2,006,951) ($1,070,903) ($1,297,537)
Excess of book over tax
 depreciation                           98,882      153,257      138,784
Other timing differences                     0            0            0
Minority interest                        6,078      (51,133)     (84,494)
Impairment Loss                        820,000            0            0
Net loss - tax                      ----------   ----------   ----------
                                   ($1,081,991) ($  968,779) ($1,243,247)
                                    ==========   ==========   ==========

Partners' equity - book            ($7,394,371) ($5,387,421) ($4,316,518)
1987 distribution of interest on
 escrow deposits
 to limited partners                   (39,576)     (39,576)     (39,576)
Costs of issuance                    1,697,341    1,697,342    1,697,342
Cumulative tax under book loss       1,432,817      507,857      405,733
                                    ----------   ----------   ----------
Partners' equity - tax             ($4,303,789) ($3,221,798) ($2,253,019)
                                    ==========   ==========   ==========

                    SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 2000

                                           Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                             (b)        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (c)                                   (a)

64,000
square feet
of
commercial
space in
Winston                                               1986-
Salem, NC   $4,191,877 $308,624 $ 6,290,125 ($290,637) 1988   11/14/86

58 apartment
units in
Philadelphia,                                         1986-
PA           3,462,603   86,187   3,490,437   271,656  1987    9/9/86

18 apartment
units in
Philadelphia,
PA           1,318,119   70,643   1,559,017    7,083   1987   2/27/87
            ---------- -------- -----------  -------
TOTAL       $8,972,599 $465,454 $11,339,579 ($11,898)
            ========== ======== ===========  =======



            Gross Amount at which Carried
               at December 31, 2000


                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
                                   (d)(e)      (e)(f)
64,000
square feet
of
commercial
space
in Winston-
Salem, NC   $308,624 $ 5,999,489 $ 6,308,113  $3,561,002

58 apartment
units in
Philadelphia,
PA            86,187   3,762,092   3,848,279   2,024,774

18 apartment
units
in
Philadelphia,
PA            70,643   1,566,100   1,636,743     838,983
            -------- ----------- -----------  ----------
TOTAL       $465,454 $11,327,681 $11,793,135  $6,424,759
            ======== =========== ===========  ==========

               DIVERSIFIED HISTORIC INVESTORS III

                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2000

(a)  All  properties are certified historic structures as defined in  the  Internal  Revenue Code. The "date of  construction"
     refers   to  the  period  in  which  such  properties   were
     rehabilitated.

(b) Includes development/rehabilitation costs incurred pursuant to turnkey development agreements entered into when the properties were acquired.

(c)  See   Note  E  to  the  financial  statements  for   further
     information.


(d)  The  aggregate  cost of real estate owned  at  December  31,
     2000, for federal income tax purposes is approximately $10,656,358. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(e)  Reconciliation of real estate:

                                       2000         1999        1998
                                       ----         ----        ----
Balance at beginning of year:     $12,590,391  $12,570,757 $12,546,575
Additions during the year:
 Improvements                          22,744       19,634      24,182
Deductions during the year
 Impairment Loss                     (820,000)           0           0
                                  -----------  ----------- -----------
Balance at end of year            $11,793,135  $12,590,391 $12,570,757
                                  ===========  =========== ===========

Reconciliation of accumulated depreciation:
                                       2000        1999        1998
                                       ----        ----        ----
Balance at beginning of year      $ 5,931,577  $ 5,442,634 $ 4,956,401
Depreciation expense for the year     493,182      488,943     486,233
                                  -----------  ----------- -----------
Balance at end of year            $ 6,424,759  $ 5,931,577 $ 5,442,634
                                  ===========  =========== ===========

(f) See Note B to the financial statements for depreciation method and lives.



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

          b. Identification of Executive Officers

              The  General  Partner of the  Registrant  is  Dover
Historic   Advisors   II   (DoHA-II),  a   Pennsylvania   general
partnership.  The partners of DoHA-II are as follows:

Name         Age     Position         Term of Office    Period Served
----         ---     --------         --------------    -------------

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

           On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-II. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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

           Spencer  Wertheimer was appointed on May 13,  1997  as
President,  Treasurer  and  Sole  Director  of  EPK,  Inc.    Mr.
Wertheimer is an attorney with extensive experience in real estate activities and ventures.

           Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi had previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 35) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc.
since January 27, 1993.

Item 11.  Executive Compensation

          a. Cash Compensation - During 2000, Registrant paid
cash compensation to  DoHA-II, any partner therein   or   any
person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000 or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2000 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 1998 through 2000.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1. Financial Statements:

             a.  Consolidated Balance Sheets at December 31, 2000 and 1999.

             b.  Consolidated  Statements   of Operations  for  the  Years
                Ended  December  31, 2000, 1999 and 1998.

             c.  Consolidated  Statements  of  Changes in Partners' Equity
                for the Years  Ended December 31, 2000, 1999 and 1998.

             d.  Consolidated Statements of Cash Flows for the Years Ended
                December  31,  2000, 1999 and 1998.

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

                   21               Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

              (b)  Reports on Form 8-K:

                                                No  reports  were
                 filed  on  Form  8-K  during the  quarter  ended
                 December 31, 2000.

              (c)  Exhibits:
                                                See  Item 14(A)(3)
                 above.

                           SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS III

Date:  October 28, 2002       By: Dover Historic Advisors II,
       ----------------           General Partner

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

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS II    General Partner

By:  EPK, Inc., Partner

     By: /s/ Spencer Wertheimer                   October 28, 2002
         ----------------------                   ----------------
         SPENCER WERTHEIMER
         President and Treasurer

   By:   /s/ Michele F. Rudoi                     October 28, 2002
         --------------------                     ----------------
         MICHELE F. RUDOI,
         Assistant Secretary