Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2002-11-04
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                 0-15843
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS III
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                        23-2391927
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2001(unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of  March  31,  2001, Registrant  had  cash  of
$23,779. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2001, Registrant had restricted cash
of $109,280 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the inability of the properties owned by the Registrant to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place for two of its properties: Lincoln Court and the Green Street Apartments. However, in all three cases, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

               During the first quarter of 2001, Registrant incurred a net loss of $299,583 ($21.21 per limited partnership unit) compared to a net loss of $358,033 ($25.35 per limited partnership unit) for the same period in 2000.

             Rental income increased $13,713 from $240,002 in the first quarter of 2000 to $253,715 in the same period in 2001. The increase from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income at Lincoln Court, Green Street, and the Loewy Building. Rental income increased at Lincoln Court due to an increase in average occupancy (90% to 92%). Rental income increased at Green Street due to past due rents from 2000 received during the first quarter of 2001. The increase in rental income at the Loewy Building is due to penalty charges collected from a tenant due to a violation of their lease. The tenant violated their lease by occupying space during the quarter in which their lease had previously expired in 2000.

              Expense for rental operations increased by $20,650 from $158,228 in the first quarter of 2000 to $178,878 in the same period in 2001. The increase from the first quarter of 2000 to the same period in 2001 is due to an increase in maintenance expense at Lincoln Court, Green Street, and the Loewy Building. Maintenance expense increased at Lincoln Court due to an increase in apartment preparation expense. The increase at Green Street is due to an increase in trash removal services, and the increase at the Loewy Building is due to increases in both maintenance and cleaning service expense at the property.

              Interest expense decreased by $8,265 from $273,976 in the first quarter of 2000 to $265,711 in the same period in 2001. The decrease in interest expense is due to a decrease in interest payments made at Lincoln Court, partially offset by increases in interest expense at Green Street and the Loewy Building. The increase in interest expense at Green Street is due to an increase in interest payments made during the quarter. The increase in interest expense at the Loewy Building is due to an increase in the principal balance upon which the interest is calculated.

             Losses incurred at the Registrants properties during the first quarter of 2001 were approximately $298,000 compared to losses of $304,000 during the same period in 2000.

              In the first quarter of 2001, Registrant incurred a loss of $92,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $106,000 in the first quarter of 2000, including $40,000 of depreciation and amortization expense. The decrease in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income combined with a decrease in accounting expense and interest expense. The increase in rental income is due to an increase in average occupancy (90% to 92%). The decrease in accounting expense is due to a decrease in accounting services rendered. The decrease in interest expense is due to a decrease in interest payments made during the quarter.

              In the first quarter of 2001, Registrant incurred a loss of $47,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $43,000 including $15,000 of depreciation expense in the first quarter of 2000. The increase in loss is due to an increase in commission expense and interest expense, partially offset by an increase in rental income. The increase in commission expense is due to the increase in the turnover of apartments. The increase in rental income is due to past due rents received from 1999.

              In the first quarter of 2001, Registrant incurred a loss of $159,000 at the Loewy Building, including $64,000 of depreciation and amortization expense, compared to a loss of $155,000 including $69,000 of depreciation expense in the first quarter of 2000. The increase in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in maintenance expense and parking expense, partially offset by an increase in rental income and a decrease in depreciation expense. The increase in maintenance expense is due to an increase in maintenance and cleaning services. The increase in parking expense is due to an additional parking tenant in the first quarter of 2001. The increase in rental income at the Loewy Building is due to penalty charges collected from a tenant due to a violation of their lease. The tenant violated their lease by occupying space during the quarter in which their lease had previously expired in 2000. The decrease in depreciation expense is due to the impairment loss taken in the fourth quarter of 2000, which decreased the depreciable basis of the building.

             Summary of Minority Interests

                In the first quarter of 2001, the Registrant recognized a net income of $14,001 at Magazine Place compared to a net loss 7,622 in the first quarter of 2000. The Registrant accounts for this investment on the equity method. The increase in net income from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income and a decrease in rental operating expense.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                              March 31, 2001   December 31, 2000
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $   465,454         $   465,454
 Buildings and improvements      11,170,423          11,170,423
 Furniture and fixtures             157,259             157,259
                                -----------         -----------
                                 11,793,136          11,793,136
  Less - accumulated
   depreciation                  (6,540,888)         (6,424,759)
                                -----------         -----------
                                  5,252,248           5,368,377
Cash and cash equivalents            23,779              28,338
Restricted cash                     109,280             181,556
Accounts and notes receivable        95,520              90,688
Investment in affiliate             177,247             163,246
Other assets (net of
 amortization of
 $237,829 and $230,421 at
 March 31, 2001 and December 31,
 2000, respectively)                188,022             191,837
                                -----------         -----------
     Total                      $ 5,846,096         $ 6,024,042
                                ===========         ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $ 8,968,150         $ 8,972,599
 Accounts payable:
  Trade                           1,163,125           1,180,280
  Related parties                   839,286             827,860
 Interest payable                 2,463,037           2,345,061
 Other liabilities                   38,924              34,729
 Tenant security deposits            67,529              57,884
                                -----------         -----------
     Total liabilities           13,540,051          13,418,413
Partners' deficit                (7,693,955)         (7,394,371)
                                -----------         -----------
     Total                      $ 5,846,096         $ 6,024,042
                                ===========         ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                     Three months ended
                                          March 31,
                                     2001           2000
Revenues:                            ----           ----
 Rental income                    $253,715       $240,002
 Interest income                       827          1,298
                                  --------       --------
     Total revenues                254,542        241,300
                                  --------       --------
Costs and expenses:
 Rental operations                 178,878        158,228
 General and administrative              0         31,500
 Interest                          265,711        273,976
 Depreciation and amortization     123,537        128,007
                                  --------       --------
     Total costs and expenses      568,126        591,711
                                  --------       --------
Loss before equity in affiliate   (313,584)      (350,411)
Equity in income of affiliate       14,001         (7,622)
                                  --------       --------
     Net loss                    ($299,583)     ($358,033)
                                  ========       ========

Net loss per limited
 partnership unit:
 Loss before equity in affiliate ($  22.20)     ($  24.82)
 Equity in income of affiliate         .99           (.53)
                                  --------       --------
     Net loss                    ($  21.21)     ($  25.35)
                                  ========       ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                            Three months ended
                                                March 31,
                                            2001         2000
                                            ----         ----
Cash flows from operating activities:
 Net loss                               ($299,583)   ($358,033)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization           123,537      128,007
  Equity in income/(loss) of affiliate    (14,001)       7,622
  Changes in assets and liabilities:
  Decrease in restricted cash              72,275       21,393
  (Increase) decrease in accounts
   receivable                              (4,832)       5,596
  (Increase) decrease in other assets      (3,593)       5,002
  (Decrease) increase in accounts
    payable - trade                       (17,154)      33,986
  Increase in accounts payable -
   related parties                         11,425       11,425
  Increase in interest payable            117,976      135,451
  Increase (decrease) in accrued
   liabilities                              4,195       (1,165)
  Increase (decrease) in tenant
   security deposits                        9,645      (10,366)
                                         --------     --------
Net cash (used in) provided by
 operating activities                        (110)     (21,082)
                                         --------     --------
Cash flows from financing activities:
 Principal repayments                      (4,449)        (896)
                                         --------     --------
Net cash used in financing activities      (4,449)        (896)
                                         --------     --------
Decrease) increase in cash and cash
 equivalents                               (4,559)     (21,978)
Cash and cash equivalents at beginning
 of period                                 28,338       54,242
                                         --------     --------
Cash and cash equivalents at end of
 period                                  $ 23,779     $ 32,264
                                         ========     ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2000.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 4, 2002    DIVERSIFIED HISTORIC INVESTORS III
       ----------------
                           By: Dover Historic Advisors II,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer