Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2002-11-04
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30,2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

             As of June 30, 2001, Registrant had cash of $12,391. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2001, Registrant had restricted cash of $123,318 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place at Lincoln Court and the Green Street Apartments. However, in all three cases, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.
                It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

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

          (3)  Results of Operations

              During the second quarter of 2001, Registrant incurred a net loss of $310,762 ($22.00 per limited partnership unit) compared to a net loss of $340,159 ($24.09 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a net loss of $610,345 ($43.21 per limited partnership unit) compared to a net loss of $698,192 ($49.43 per limited partnership unit) for the same period in 2000.

              Rental income increased $828 from $227,052 in the second quarter of 2000 to $227,880 in the same period of 2001 and increased $14,541 from $467,054 in the first six months of 2000 to $481,595 in the same period of 2001. The increase in rental income for the second quarter occurred at Lincoln Court due to an increase in average occupancy (84% to 95%), partially offset by a decrease in rental income at the Loewy Building due to a decrease in average occupancy (41% to 36%). The increase in rental income for the first six months occurred at Lincoln Court due to an increase in average occupancy (88% to 94%), partially offset by a decrease in rental income at the Loewy Building due to a decrease in occupancy (41% to 33%).

              Expense for rental operations increased by $6,407 from $149,952 in the second quarter of 2000 to $156,359 in the same period in 2001 and increased $27,057 from $308,180 for the first six months of 2000 to $335,237 in the same period in 2001.The increase in rental operations expense for the second quarter and the first six months of 2001 is due to an increase in maintenance expense at the Loewy Building. The increase in maintenance expense is due to an increase in commercial unit preparation, due to the increase in turnover of commercial units.

              Interest expense increased by $6,548 from $260,960 in the second quarter of 2000 to $267,508 in the same period in 2001 and decreased $1,718 from $534,936 for the first six months of 2000 to $533,218 in the same period in 2001. The increase in interest expense from the second quarter of 2000 to the same period in 2001 occurred at Lincoln Court and Green Street due to increases in principal balance upon which the interest is calculated. The decrease from the first six months of 2000 to the same period in 2001 occurred at the Loewy Building and Lincoln Court and is due to a decrease in the interest payments made during the period.

               Losses   incurred  during  the  quarter   at   the
Registrant's three properties were approximately $301,000 compared to a loss of approximately $296,000 for the same period in 2000. For the first six months of 2001, the Registrant's properties incurred a loss of $610,000 compared to approximately $599,000 for the same period in 2000.

             In the second quarter of 2001, Registrant incurred a loss of $75,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of
$82,000 in the second quarter of 2000, including $40,000 of depreciation and amortization expense. For the first six months of 2001, Registrant incurred a loss of $167,000 at Lincoln Court including $80,000 of depreciation and amortization expense, compared to a loss of $188,000 for the same period in 2000, including $80,000 of depreciation and amortization expense. The decrease in the loss for both the second quarter and the first six months is due to an increase in rental income, partially offset by an increase in interest expense. The increase in rental income is due to an increase in average occupancy for the second quarter (85% to 95%) and for the first six months (88% to 94%). Interest expense increased due to an increase in principal balance upon which the interest is calculated.

             In the second quarter of 2001, Registrant incurred a loss of $33,000 at the Green Street Apartments including $15,000 of depreciation expense, compared to a loss of $29,000 including $15,000 of depreciation expense in the second quarter of 2000. For the first six months of 2001, Registrant incurred a loss of $79,000 including $29,000 of depreciation expense, compared to a loss of $72,000 for the same period in 2000 including $29,000 of depreciation expense. The increase in the loss from the second quarter and the first six months of 2000 to the same periods in 2001 is due to an increase in commission expense. The increase in commission expense is due to the increase in the turnover of apartment units during 2001.

             In the second quarter of 2001, Registrant incurred a loss of $194,000 at the Loewy Building, including $62,000 of depreciation and amortization expense, compared to a loss of $185,000 including $69,000 of depreciation and amortization expense in the second quarter of 2000. For the first six months of 2001, Registrant incurred a loss of $353,000 at the Loewy Building including $126,000 of depreciation and amortization expense, compared to a loss of $340,000 for the same period in 2000, including $139,000 of depreciation and amortization expense. The increase in the loss for both the second quarter and the first six months of 2000 to the same period in 2001 is due to a decrease in rental income and an increase in maintenance expense, partially offset by a decrease in depreciation expense. Rental income decreased due to a decrease in average occupancy (41% to 33%) for the quarter and (41% to 36%) for the first six months. The increase in maintenance expense is due to an increase in the preparation of commercial space, due to the increase in the turnover of units. The decrease in depreciation expense is due to the impairment loss taken in the fourth quarter of 2000, which decreased the depreciable basis of the building.

             Summary of Minority Interests

                In the second quarter of 2001, the Registrant recognized income of $5,830 at Magazine Place compared to an income of $2,202 in the second quarter of 2000 and for the first six months of 2001, the Registrant recognized an income of $19,831 compared to a loss of $5,420 for the same period in 2000. The Registrant accounts for this investment on the equity method. The increase in the income from the second quarter and the first six months of 2000 to the same periods in 2001 is due to an increase in rental income due to an increase in average occupancy (94% to 100%) and a decrease in rental operating expense.

                DIVERSIFIED  HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                                 June 30, 2001    December 31, 2000
                                 -------------    -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                            $   465,454         $   465,454
 Buildings and improvements       11,170,423          11,170,423
 Furniture and fixtures              157,259             157,259
                                 -----------         -----------
                                  11,793,136          11,793,136
 Less - accumulated depreicaiton  (6,657,017)         (6,424,759)
                                 -----------         -----------
                                   5,136,119           5,368,377
Cash and cash equivalents             12,391              28,338
Restricted cash                      123,318             181,556
Accounts and notes receivable        100,703              90,688
Investment in affiliate              183,077             163,246
Other assets (net of amortization
 of $242,806 and $230,421 at
 June 30, 2001 and December 31,
 2000, respectively)                 181,781             191,837
                                 -----------         -----------
     Total                       $ 5,737,389         $ 6,024,042
                                 ===========         ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $ 8,996,958         $ 8,972,599
 Accounts payable:
  Trade                            1,154,655           1,180,280
  Related parties                    850,711             827,860
  Interest payable                 2,639,818           2,345,061
  Other liabilities                   29,523              34,729
  Tenant security deposits            70,441              57,884
                                 -----------         -----------
     Total liabilities            13,742,106          13,418,413
Partners' deficit                 (8,004,717)         (7,394,371)
                                 -----------         -----------
     Total                       $ 5,737,389         $ 6,024,042
                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                           Three months            Six months
                          Ended June 30,         Ended June 30,
                          2001      2000        2001        2000
                          ----      ----        ----        ----

Revenues:
 Rental income          $227,880  $227,052  $  481,595  $  467,054
 Interest income             501     1,007       1,328       2,305
                        --------  --------  ----------  ----------
  Total revenues         228,381   228,059     482,923     469,359
                        --------  --------  ----------  ----------
Costs and expenses:
 Rental operations       156,359   149,952     335,237     308,180
 General and
  administrative               0    31,500           0      63,000
 Interest                267,508   260,960     533,218     534,936
 Depreciation and
  amortization           121,106   128,008     244,644     256,015
                        --------  --------  ----------  ----------
  Total costs and
   expenses              544,973   570,420   1,113,099   1,162,131
                        --------  --------  ----------  ----------
Loss before equity in
 affiliate              (316,592) (342,361)   (630,176)   (692,772)
                        --------  --------  ----------  ----------
Equity in income (loss)
 of affiliate              5,830     2,202      19,831      (5,420)
                        --------  --------  ----------  ----------
Net loss               ($310,762)($340,159)($  610,345)($  698,192)
                        ========  ========  ==========  ==========

Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate            ($  22.41)($  24.24)($    44.62)($    49.05)
 Equity in income
  (loss) of affiliate        .41       .15        1.41        (.38)
                        --------  --------  ----------  ----------
Net loss               ($  22.00)($  24.09)($    43.21)($    49.43)
                        ========  ========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                          Six months ended
                                              June 30,
                                          2001        2000
                                          ----        ----
Cash flows from operating activities:
 Net loss                              ($610,345) ($698,191)
 Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
  Depreciation and amortization          244,643    256,015
  Equity in loss of affiliate            (19,831)     5,420
  Changes in assets and liabilities:
  Decrease in restricted cash             58,238      6,024
  (Increase) in accounts receivable      (10,016)    (3,159)
  (Increase) decrease in other assets     (2,329)     4,559
  (Decrease) increase in accounts
   payable - trade                       (25,625)    93,945
  Increase in accounts payable -
   related parties                        22,851     22,850
  Increase in interest payable           294,757    296,640
  Increase (decrease) in tenant
   security deposits                      12,557     (7,648)
  (Decrease) increase in accrued
   liabilities                            (5,205)     3,609
                                        --------  ---------
Net cash provided by operating
 activities                              (40,305)   (19,936)
                                        --------  ---------
Cash flows from financing activities:
 Principal payments                       24,358     (4,573)
                                        --------  ---------
Net cash (used in) provided by
 financing activities                     24,358     (4,573)
                                        --------  ---------
(Decrease) increase in cash and cash
 equivalents                             (15,947)   (24,509)
Cash and cash equivalents at
 beginning of period                      28,338     54,241
                                        --------  ---------
Cash and cash equivalents at end of
 period                                 $ 12,391  $  29,732
                                        ========  =========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

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