Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2002-11-04
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2001
        (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2001 and 2000
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

              As of September 30, 2001, Registrant had cash of $31,026. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2001, Registrant had restricted cash of $137,861 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2001, the Registrant incurred a net loss of $333,075 ($23.58 per limited partnership unit) compared to a net loss of $336,950 ($23.86 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, the Registrant incurred a net loss of $943,420 ($66.80 per limited partnership unit) compared to a net loss of $1,038,308 ($73.52 per limited partnership unit) for the same period in 2000.

             Rental income decreased $14,599 from $236,654 during the third quarter of 2000 to $222,055 during the same period in 2001. The decrease in rental income from the third quarter of 2000 to the same period in 2001 is due to a decrease at the Green Street Apartments and the Loewy Building, partially offset by an increase at Lincoln Court. The decrease in rental income at the Green Street Apartments is due to a decrease in average (100% to 78%). Occupancy remained the same at the Loewy Building for both periods at 36%, at the same time, actual rents collected decreased from 2000 to 2001 due to the termination of tenant penalty charges which were collected through the second quarter of 2001. The increase at Lincoln Court is due to an increase in average occupancy (76% to 93%).

             Rental income decreased $58 from $703,708 during the first nine months of 2000 to $703,650 during the same period in 2001. The small decrease from the first nine months of 2000 to the same period in 2001 is due to a decrease in average occupancy at the Green Street Apartments (98% to 83%), partially offset by an increase in average occupancy at Lincoln Court (83% to 94%).

              Expense for rental operations increased by $24,695 from $135,450 during the third quarter of 2000 to $160,145 during the same period in 2001. The increase from the third quarter of 2000 to the same period in 2001 is due to an increase in apartment preparation expense at both Lincoln Court, due to an increase in average occupancy (83% to 94%), and the Loewy Building due to an increase in the turnover of apartment units.

              Expense for rental operations increased by $48,588 from $446,795 during the first nine months of 2000 to $495,383 during the same period in 2001. The increase from the first nine months of 2000 to the same period in 2001 is due to an increase in maintenance expense and commission expense at Lincoln Court and an increase in maintenance expense at the Loewy Building. The increase in maintenance expense and commission expense at Lincoln Court is due to an increase in occupancy (83% to 94%). The increase in maintenance expense at the Loewy Building is due to an increase in the turnover of units.

              Interest expense increased $125 from $267,781 for the third quarter of 2000 to $267,906 for the same period in 2001. The increase in interest expense for the third quarter is due to an increase at the Loewy Building, partially offset by a decrease at Green Street. The increase in interest expense at the Loewy Building is due to an increase in the principal balance upon which the interest is calculated. The decrease at Green Street is due to a decrease in principal payments made during the quarter.

          Interest expense decreased $1,593 from $802,717 for the first nine months of 2000 to $801,124 in the same period in 2001. The decrease in interest expense from the first nine months of 2000 to the same period in 2001 is due to a decrease at both Lincoln Court and Green Street, partially offset by an increase at the Loewy Building. The decrease at both Lincoln Court and Green Street are due to a decrease in the principal payments made during the period. The increase at the Loewy Building is due to an increase in principal balance upon which the interest is calculated.

               Losses   incurred  during  the  quarter   at   the
Registrant's three properties were approximately $316,000, compared to a loss of approximately $278,000 for the same period in 2000. For the first nine months of 2001 the Registrant's properties incurred a loss of approximately $915,000 compared to approximately $880,000 for the same period in 2000.

              In the third quarter of 2001, Registrant incurred a loss of $67,000 at Lincoln Court including $40,000 of depreciation and amortization expense, compared to a loss of $87,000 in the third quarter of 2000, including $40,000 of depreciation and amortization expense. The decrease in the loss from the third quarter of 2000 to the same period in 2001 is due to an increase in rental income due to an increase in average occupancy (76% to 93%).

              For the first nine months of 2001, Registrant incurred a loss of $233,000 at Lincoln Court including $122,000 of depreciation and amortization expense, compared to a loss of $275,000 for the same period in 2000, including $120,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 2000 to the same period in 2001 is due to an increase in rental income. The increase in rental income is due to an increase in average occupancy (83% to 94%).

              In the third quarter of 2001, Registrant incurred a loss of $34,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $31,000 including $15,000 of depreciation expense in the third quarter of 2000. The increase in loss from the third quarter of 2000 to the same period in 2001 is due to a decrease in rental income due to a decrease in the average occupancy (100% to 78%).

              For the first nine months of 2001, Registrant incurred a loss of $113,000 at the Green Street Apartments including $44,000 of depreciation expense, compared to a loss of $105,000 for the same period in 2000, including $44,000 of depreciation expense. The increase in the loss from the first nine months of 2000 to the same period in 2001 is due to a decrease in rental income due to a decrease in the average occupancy (98% to 83%).

              In the third quarter of 2001, Registrant incurred a loss of $216,000 at the Loewy Building, including $67,000 of depreciation and amortization expense, compared to a loss of $160,000 including $69,000 of depreciation and amortization expense in the third quarter of 2000. For the first nine months of 2001, Registrant incurred a loss of $569,000 at the Loewy Building including $193,000 of depreciation and amortization expense, compared to a loss of $500,000 for the same period in 2000, including $208,000 of depreciation and amortization expense. The increase in the loss is due to a decrease in rental income, partially offset by a decrease in maintenance expense and a decrease in depreciation expense. Occupancy remained the same at the Loewy Building for both periods at 36%, at the same time, actual rents collected decreased from 2000 to 2001 due to the termination of tenant penalty charges which were collected through the second quarter of 2001. The decrease in maintenance expense is due to capital expenditures made at the property during the period. The decrease in depreciation expense is due to the impairment loss taken in the fourth quarter of 2000, which decreased the depreciable basis of the building.


             Summary of Minority Interests

              In  the  third  quarter  of  2001,  the  Registrant
recognized a net loss of $1,705 at Magazine Place compared to a loss of $12,432 in the third quarter of 2000 and for the first nine months of 2001, incurred a net income of $18,126 compared to a net loss of $17,852 for the same period in 2000. The Registrant accounts for this investment on the equity method. The decrease in the net loss from the third quarter and the first nine months of 2000 to the same periods in 2001 is due to an increase in rental income and a decrease in rental operating expenses due to a decrease in turnover of apartment units.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets
                               September 30,    December 31,
                                   2001             2000
                                   ----             ----
                                (Unaudited)

Rental properties, at cost:
 Land                         $   465,454      $   465,454
 Buildings and improvements    11,170,423       11,170,423
 Furniture and fixtures           157,259          157,259
                              -----------      -----------
                               11,793,136       11,793,136
Less - accumulated
 depreciation                  (6,773,146)      (6,424,759)
                              -----------      -----------
                                5,019,990        5,368,377
Cash and cash equivalents          31,026           28,338
Restricted cash                   137,861          181,556
Accounts and notes receiable      104,637           90,688
Investment in affiliate           181,372          163,246
Other assets (net  of
 amortization of
 $252,645 and $230,421 at
 September 30, 2001 and
 December  31, 2000,
 respectively)                    218,120          191,837
                              -----------      -----------
     Total                    $ 5,693,006      $ 6,024,042
                              ===========      ===========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations             $ 8,992,929      $ 8,972,599
 Accounts payable:
  Trade                         1,233,992        1,180,280
  Taxes                            21,175                0
  Related parties                 862,137          827,860
 Interest payable               2,827,068        2,345,061
 Other liabilities                 32,839           34,729
 Tenant security deposits          60,658           57,884
                              -----------      -----------
     Total liabilities         14,030,798       13,418,413
Partners' deficit              (8,337,792)      (7,394,371)
                              -----------      -----------
     Total                    $ 5,693,006      $ 6,024,042
                              ===========      ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                            Three months            Nine months
                        ended September 30,     ended September 30,
                         2001         2000       2001          2000
                         ----         ----       ----          ----
Revenues:
 Rental income         $222,055    $236,654  $  703,650   $  703,708
 Interest income            595       1,077       1,923        3,381
                       --------    --------  ----------   ----------
  Total revenues        222,650     237,731     705,573      707,089
                       --------    --------  ----------   ----------
Costs and expenses:
 Rental operations      160,145     135,450     495,383      446,795
 General and
  administrative              0      31,500           0       94,500
 Interest               267,906     267,781     801,124      802,717
 Depreciation and
  amortization          125,969     127,518     370,612      383,533
                       --------    --------  ----------   ----------
  Total costs and
   expenses             554,020     562,249   1,667,119    1,727,545
                       --------    --------  ----------   ----------
Loss before equity in
 affiliate             (331,370)   (324,518)   (961,546)  (1,020,456)
                       --------    --------  ----------   ----------
Equity in (loss) income
 of affiliate            (1,705)    (12,432)     18,126      (17,852)
                       --------    --------  ----------   ----------
Net loss              ($333,075)  ($336,950)($  943,420) ($1,038,308)
                       ========    ========  ==========   ==========

Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate           ($  23.46)  ($  22.98)($    68.08) ($    72.26)
Equity in loss of
 affiliate                 (.12)       (.88)       1.28        (1.26)
                       --------    --------- ----------   ----------
                      ($  23.58)  ($  23.86)($    66.80) ($    73.52)
                       ========    ========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                          Nine months ended
                                            September 30,
                                          2001          2000
                                          ----          ----

Cash flows from operating activities:
 Net loss                              ($943,420) ($1,038,308)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization          370,613      383,533
  Equity in loss of affiliate            (18,126)      17,852
  Changes in assets and liabilities:
  Increase (decrease) in restricted
   cash                                   43,695       (9,977)
  (Increase) in accounts receivable      (13,950)      (5,413)
  (Increase) decrease in other assets    (48,508)       1,782
  Increase in accounts payable - trade    53,712      102,810
  Increase in accounts payable - taxes    21,174       19,687
  Increase in accounts payable -
   related parties                        34,277      192,886
  Increase in interest payable           482,007      476,979
  (Decrease) in accrued liabilities       (1,890)      (4,703)
  Increase (decrease) in tenant
   security deposits                       2,774       (3,292)
                                        --------  -----------
Net cash provided by operating
 activities                              (17,642)     133,836
                                        --------  -----------
Cash flows from financing activities:
 Principal payments                       20,330     (151,991)
                                        --------  -----------
Net cash used in financing activities     20,330     (151,991)
                                        --------  -----------
(Decrease) increase in cash and cash
  equivalents                              2,688      (18,155)
Cash and cash equivalents at
 beginning of period                      28,338       54,242
                                        --------  -----------
Cash and cash equivalents at end of
 period                                 $ 31,026  $    36,087
                                        ========  ===========

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

Item 4.   Submission of Matters to a Vote of Security Holders

              No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit Number     Document
             -------------      --------
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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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