Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2003-05-28
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2001
                          ---------------------------------------

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

                             PART I

Item 1.   Business

             a.     General Development of Business

             Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under Pennsylvania Law. As of December 31, 2001, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

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

                 Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. All four properties that Registrant owns or in which it has interest are held for rental operations. Registrant anticipates that all the properties will continue to be held for this purpose. As real property values increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                As of December 31, 2001, Registrant owned four properties (or interests therein), located in Pennsylvania (two), Louisiana (one), and North Carolina (one). Three properties are apartment buildings and one is a commercial/office building. In total, the four properties contain 133 apartment units and 62,146 rentable square feet ("sf") of commercial space. As of December 31, 2001, 124 apartment units were under lease at monthly rental rates ranging from $471 to $1,700. In addition, 22,354 sf of the commercial space was under lease at annual rates ranging from $6.00 per sf to $14.28 per sf. Rental of the apartments and commercial space is not seasonal. For further discussion of the properties, see Item 2.



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

              d.   Financial Information About Foreign and
              Domestic Operations and Export Sales

              See  Item 8. Financial Statements and Supplementary
Data.

Item 2.             Properties

              As of the date hereof, Registrant owned four properties, or interests therein. A summary description of each property held at December 31, 2001 is given below.

              a.      Lincoln  Court - consists of  58  apartment
units in three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant
acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred) which were funded by Registrant's equity contributions, including mortgage financing of $1,730,000 and a note payable of $10,000 (total balance due of $10,000 at December 31, 2001). The note payable bears interest at 10%. It is payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan was obtained. In 1991, and $100,000 third mortgage loan was obtained which was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby  the  maturities of the notes were extended to  1999  and monthly payments of interest were to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage. In November 1998, the Registrant restructured the mortgage notes. The first mortgage was refinanced with a $1,540,000 mortgage ($1,493,104 principal balance at December 31, 2001) which bears interest at 6.83%, is payable in monthly installments of principal and interest of $10,070 and is due in November 2008. The portion of the first mortgage that was not refinanced plus the second and third mortgage notes were consolidated and a new note (principal balance of $1,942,681 at December 31, 2001 including accrued but unpaid interest) was structured which extends the maturity date to December 2, 2008, bears interest at 15% with monthly payments of interest to be made in an amount equal to net operating income.

             The property is managed by BCMI. As of December 31, 2001, 57 residential units (98%) were under lease at monthly rents ranging from $471 to $1,700. All leases are renewable, one-year leases. The occupancy for the previous four years was 86% for 2000, 88% for 1999, 88% for 1998, and 87% for 1997. The
monthly rental ranges for the previous four years were $460 to $1,700 during 2000, $460 to $1,565 during 1999 and 1998, and $375 to $1,450 during 1997. For tax purposes, this property has a federal tax basis of $3,336,188 and is depreciated using the
straight-line  method  with a useful life  of  27.5  years.   The
annual real estate taxes are $29,924 which is based on an assessed value of $365,760 taxed at a rate of $6.90 per $100. No one tenant occupies ten percent or more of the building. The Registrant believes that the property is adequately covered by insurance.

              b.     The Green Street Apartments - consists of 18
apartment units in three adjoining buildings located at 1826-1828-1830 Green Street in Philadelphia, Pennsylvania. In July 1987, Registrant acquired its interest in this property by purchasing a 99% general partnership interest in 18th & Green Associates General Partnership ("18th & Green"), a Pennsylvania general partnership, for $800,000. 18th & Green contracted to acquire and
rehabilitate   the  Property  for  $1,600,000  ($100   per   sf).
Additionally, $100,000 of cash/marketing reserves were provided. The total cost of the project was funded by Registrant's equity
contribution  and  mortgage  financing  of  $900,000   (principal
balance of $1,318,119 at December 31, 2001) which bears interest at 12%. During 1990, Registrant defaulted on its mortgage loan and the lender obtained a confession of judgment pursuant to the
loan  documents.   Registrant petitioned the court  to  open  the
judgment  and  negotiated  a settlement  with  the  lender.   The
settlement required the Registrant to make payments toward delinquent interest in December 1990 and April 1991. Registrant did not make the April 1991 payment; however, no notice of default was received from the lender. In 1992, the Resolution
Trust  Corporation ("RTC") took over control of the lender.   The
Registrant  received notice in 1993 that the  RTC  had  sold  the
loan.   The  purchaser of the note contacted the  Registrant  who
attempted to negotiate a loan modification. In September 1994, the mortgage note was sold again. The Registrant entered into an agreement with the new holder of the mortgage whereby the note maturity was extended through July 2009 with monthly payments of interest to be made in an amount equal to net operating income, with a minimum of $5,750 per month. The property is managed by BCMI.

              As  of December 31, 2001, 18 apartments (100%) were
under lease at monthly rents ranging from $540 to $725. All leases are renewable, one-year leases. The occupancy for the previous four years was 94% for 2000, 83% for 1999, 94% for 1998, and 94% for 1997. The monthly rental range has been approximately the same since 1997. For tax purposes, this property has a federal tax basis of $1,480,897 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $15,316, which is based on assessed value of $187,200 taxed at a rate of $8.18 per $100. No one tenant occupies ten percent or more of the building. Registrant believes that the property is adequately covered by insurance.

               c. The Loewy Building - consists of two adjoining buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 62,146 rentable sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (principal balance of $3,873,752 at December 31, 2001) and a $500,000 note payable to the developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5% and is due in January 2012. The developers note was sold in September 1997. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made in an amount equal to net operating income with a minimum monthly payment of $27,500. The Registrant advanced an additional $1,098,000 and Triad obtained $200,000 of additional financing in 1987 (principal balance due of $200,000 at December 31, 2001) to fund cost overruns resulting from delays and changes in rehabilitation and construction plans. The additional financing bears interest at the prime rate with a minimum of 6% and a maximum of 8% adjusting annually on January 2, (6% at December 31, 2001 and 8% at December 31, 2000). The property is managed by BCMI.

             As of December 31, 2001, 22,369 sf were rented (36%) at annual rates ranging from $6.00 to $14.28 per sf. The occupancy at year end for the previous four years has been 36% for 2000, 41% for 1999, 98% for 1998, and 88% for 1997. The
significant drop in occupancy as of December 31, 1999 as compared to 1998 is the result of the expiration of a tenant lease for 33,121 sf on December 31, 1999. The range for annual rents has been $6.00 to $13.41 per sf for 2000, $6.00 to $13.41 per sf for
1999, $6.00 to $16.44 per sf for 1998, and $6.00 to $16.21 per sf
for 1997. There are two tenants who each occupy ten percent or more of the rentable square footage. Both tenants operate principally as law firms.

           The following is a table showing commercial lease expirations at Loewy Building for the next five years.

                                         Total annual
          Number of     Total sf of   rental covered    % of gross
 Years      leases        expiring     by expiring     annual rental
           expiring        leases        leases        from property
 2002         1            3,261         $ 47,000         17%
 2003         0                0                0          0%
 2004         0                0                0          0%
 2005         1            2,800         $ 35,000         13%
 2006         3           16,308         $197,000         70%

              No commercial leases expired during 2001. For tax purposes, this property has a basis of $5,457,427 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $21,174 which is based on an assessed value of $5,414,779 taxed at a rate of $.39 per $100. Registrant believes that the property is adequately covered by insurance.

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

              The property is managed by a New Orleans property management firm not affiliated with BCMI. As of December 31, 2001, 49 residential units were under lease (86%) at monthly rents ranging from $634 to $1,485. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 2000, 98% for 1999, 89% for 1998 and 91% for 1997. The
monthly rental ranges for the previous four years were $634 to $1,485 during 2000, $620 to $1,250 during 1999, $620 to $1,300 during 1998, and $610 to $1,240 during 1997. For tax purposes, this property has a basis of $2,527,541 and is depreciated using
the  straight-line method with a useful life of 27.5 years.   The
annual  real estate taxes are $52,063, which is based on assessed
value  of  $280,000 taxed at a rate of $18.59 per $100.   No  one
tenant occupies ten percent or more of the building. Registrant believes that the property is adequately covered by insurance.


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

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 73 Units of record were sold or exchanged in 2001.

            b. As of December 31, 2001, there were 1,583 record holders of Units.

            c. Registrant did not declare any cash dividends in 2001 or 2000.

Item 6.   Selected Financial Data

              The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2001       2000       1999       1998       1997
                    ----       ----       ----       ----       ----
Rental income  $  931,137  $  936,392 $1,257,195 $1,251,911 $1,251,764
Interest
 income             2,414       4,397      3,866      2,113        441
Net loss       (3,444,268) (2,006,951)(1,070,903)(1,297,537)(1,017,497)
Net loss per
 Unit             (243.88)    (142.11)    (75.83)    (91.88)    (72.05)
Total assets
 (net of                             depreciation
 and
 amortization)  3,348,854   6,024,542  7,307,432  7,758,588  8,196,299
Debt
 obligations    8,996,269   8,972,599  8,966,573  8,970,613  8,418,142

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             (1)    Liquidity

                At December 31, 2001, Registrant had cash of approximately $24,568. Registrant uses cash generated from operations primarily to fund operating expenses and debt service. In recent years the Registrant has realized significant losses, including the threatened foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place at Lincoln Court and Green Street. At Lincoln Court, Green Street, and the Loewy Building, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. The Registrant is not aware of any additional sources of liquidity.

               As of December 31, 2001, Registrant had restricted cash of $125,704 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               Results of Operations

                During  2001, Registrant incurred a net  loss  of
$3,444,268 ($243.88 per limited partnership unit), compared to a net loss of $2,006,951 ($142.11 per limited partnership unit) in 2000, and a net loss of $1,070,903 ($75.83 per limited partnership unit) in 1999.

                Rental  income was $931,137 in 2001, $936,392  in
2000, and $1,257,195 in 1999. The decrease in rental income from 2000 to 2001 is due to a decrease at the Loewy Building and the Green Street Apartments, partially offset by an increase at Lincoln Court. The decrease in rental income at the Loewy Building is due a decrease in average occupancy (38% to 36%). The decrease at the Green Street Apartments is due to a decrease in average occupancy (98% to 86%). The increase at the Lincoln Court is due to an increase in average occupancy (86% to 95%). The decrease in rental income from 1999 to 2000 is due to a decrease at the Loewy Building partially offset by increases at Lincoln Court and Green Street Apartments. The decrease in occupancy at the Loewy Building is due to the decrease in average occupancy (78% to 38%). The increase in rental income at the Lincoln Court Apartments is due to an increase in average rental rates from $460 to $1,565 during 1999 to $460 to $1,700 during 2000. The increase at the Green Street Apartments is due to an increase in average occupancy (83% to 94%).

              Rental operations expense was $567,914 in 2001, $552,505 in 2000, and $585,564 in 1999. The increase from 2000 to
2001 is due to an increase in commission expense at Lincoln Court and the Green Street Apartments, partially offset by a decrease in legal and accounting expense at the Loewy Building. The increase in commission expense at Lincoln Court and the Green Street Apartments is due to an increase in the turnover of apartment units. The decrease in legal expenses at the Loewy Building is due to a decrease in professional services rendered during 2001. The decrease from 1999 to 2000 was due to a decrease in maintenance expense at the Lincoln Court Apartments. Maintenance expense decreased at Lincoln Court due to a decrease in apartment preparation expenses and maintenance services.

                General and administrative expense was $0 in both 2000 and 2001, and $126,000 in 1999. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

              Interest expense was $1,068,080 in 2001, $1,068,425
in 2000, and $1,066,780 in 1999. The increase in interest expense from 1999 to 2000 is due to an increase at the Loewy Building due to an increase in principal balance as a result of principal additions made during the year.

              Depreciation and amortization was $495,581 in 2001, $522,814 in 2000 and $519,656 in 1999. The decrease from 2000 to
2001 is due to a decrease in depreciation expense at the Loewy Building due to the impairment loss taken during the fourth quarter of 2001 which decreased the depreciable basis of the building. The increase from 1999 to 2000 is due to asset additions at Lincoln Court and the Loewy Building.

              During 2001, the Registrant incurred an impairment loss of $2,264,000. The Loewy Building was deemed to be impaired and was written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows, exceeded the carrying value by $2,264,000. An impairment loss of that amount has been charged to operations in 2001.

              During 2000, the Registrant incurred an impairment loss of $820,000. The Loewy Building was deemed to be impaired and was written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows, exceeded the carrying value by $820,000. An impairment loss of that amount has been charged to operations in 2000.

              In 2001, a loss of approximately $1,140,000 was incurred at the Registrant's four properties compared to a loss of $1,115,000 in 2000 and a loss of $873,000 in 1999. A discussion of property operations/activities follows:

              During  2001, the Registrant sustained  a  loss  of
$269,000 at Lincoln Court including $165,000 of depreciation and amortization expense. In 2000, Registrant sustained a loss of $349,000 including $163,000 of depreciation and amortization expense compared to a loss of $375,000 including $161,000 of depreciation expense in 1999. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in commission expense. The increase in rental income is due to an increase in average occupancy (86% to 95%). The decrease in maintenance expense is due to a decrease in maintenance service expense. The increase in commission expense is due to an increase in the turnover of apartment units. The decrease in loss from 1999 to 2000 is due to an increase in rental income and a decrease in maintenance expense. The decrease in maintenance expense is due to a decrease in apartment preparation expense and maintenance service expense.

              On June 30, 1992 Diversified Historic Properties, Inc. ("DHP"), a partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2001 and 2000. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 2001 was $807,417.

                In 2001 Green Street apartments sustained a loss of $145,000 including $59,000 in depreciation expense compared to a loss of $132,000 including $59,000 of depreciation expense in 2000, and a loss of $147,000 in 1999 including $59,000 of depreciation expense. The increase in loss from 2000 to 2001 is due to a decrease in rental income and an increase in commission expense. The decrease in rental income is due to a decrease in average occupancy (98% to 86%). The increase in commission expense is due to an increase in the turnover of apartment units. The decrease in the loss from 1999 to 2000 is due to an increase in rental income due to an increase in average occupancy (83% to 94%).

                On June 30, 1992, DHP assigned to D, LTD a note receivable from 18th and Green to the Registrant, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD obtained a judgment in the amount of $78,171 on this note in Common Pleas Court for Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during 2000 and 2001. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the note at December 31, 2001 was $70,343.

                In 2001, the Loewy Building sustained a loss (exclusive of the impairment loss) of $745,000 including $290,000 of depreciation and amortization expenses compared to a loss of $650,000 including $286,000 of depreciation and amortization expense during 2000 and to a loss of $317,000 including $285,000 of depreciation and amortization expense in 1999. The decrease in loss from 2000 to 2001 is due to a decrease in rental income and an increase in maintenance expense. The decrease in rental income at the Loewy Building is due to a decrease in average occupancy (38% to 36%). The increase in maintenance expense is due to an increase in cleaning and maintenance service. The increase in loss from 1999 to 2000 is due to a decrease in rental income due to a decrease in average occupancy (78% to 38%).




           Summary of Minority Interests

              In 2001, the Registrant recognized net income of $18,000 at Magazine Place compared to an income of $16,000 in 2000 and a loss $34,000 in 1999. This investment is accounted for by the equity method. The increase in net income from 2000 to 2001 is due to a decrease in rental operating expenses. The net income in 2000 versus a loss in 1999 is due to an increase average rental rates from a range of $620 to $1,300 during 1999 to a range of $634 to $1,485 during 2000.


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

                 Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors III and subsidiaries as of December 31, 2001 and 2000, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership had incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 20, 2002

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                          Page

   Consolidated Balance Sheets at December 31, 2001  and
2000                                                        14

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2001, 2000, and 1999                     15

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2001, 2000,
and 1999                                                    16

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2001, 2000, and 1999                     17

   Notes to consolidated financial statements             18-24

Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated
Depreciation                                                26

   Notes to Schedule XI                                     27


All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2001 and 2000
                             Assets

                                           2001            2000
Rental properties at cost:                 ----            ----
 Land                                $   465,454      $   465,454
 Buildings and improvements            8,941,775       11,170,423
 Furniture and fixtures                  170,548          157,259
                                     -----------      -----------
                                       9,577,777       11,793,136
  Less - accumulated depreciation     (6,891,195)      (6,424,759)
                                     -----------      -----------
                                       2,686,582        5,368,377

Cash and cash equivalents                 24,568           28,338
Restricted cash                          125,703          181,556
Accounts receivable                      103,775           90,688
Investment in affiliate                  181,003          163,246
Other assets (net of accumulated
 amortization of $259,565 and
 $230,421)                               227,223          191,837
                                     -----------      -----------
          Total                      $ 3,348,854      $ 6,024,042
                                     ===========      ===========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                    $ 8,996,269      $ 8,972,599
 Accounts payable:
  Trade                                1,208,816        1,180,280
  Related parties                        873,567          827,860
  Real Estate Taxes                       21,174
  Interest payable                     2,994,518        2,345,061
  Tenant security deposits                62,468           57,885
  Other liabilities                       30,681           34,729
                                     -----------      -----------
          Total liabilities           14,187,493       13,418,414
Partners' deficit                    (10,838,639)      (7,394,372)
                                     -----------      -----------
          Total                      $ 3,348,854      $ 6,024,042
                                     ===========      ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 2001, 2000 and 1999


                                       2001        2000         1999
                                       ----        ----         ----
Revenues:
 Rental income                    $  931,137   $  936,392   $1,257,195
 Interest income                       2,414        4,397        3,866
                                  ----------   ----------   ----------
     Total revenues                  933,551      940,789    1,261,061
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                   567,915      552,505     585,564
 General and administrative                0            0      126,000
 Interest                          1,068,080    1,068,425    1,066,780
 Depreciation and amortization       495,581      522,814      519,656
 Impairment loss                   2,264,000      820,000            0
                                  ----------   ----------   ----------
      Total costs and expenses     4,395,576    2,963,744    2,298,000
                                  ----------   ----------   ----------
Loss before equity in affiliate   (3,462,025)  (2,022,955)  (1,036,939)
Equity in net income (loss)  of
 affiliate                            17,757       16,004      (33,964)
                                  ----------   ----------   ----------
      Net loss                   ($3,444,268) ($2,006,951) ($1,070,903)
                                  ==========   ==========   ==========

Net loss per limited partnership
 unit:
 Loss before equity in affiliate ($   245.14) ($   143.24) ($    73.42)
 Equity  in  net income (loss)
  of affiliate                          1.26         1.13        (2.41)

                                  ----------   ----------   ----------
                                 ($   243.88) ($   142.11) ($    75.83)
                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 2001, 2000 and 1999

                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     II(1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1998      ($156,204)  ($4,160,314)  ($ 4,316,518)
Net loss                            (10,709)   (1,060,194)    (1,070,903)
                                   --------    ----------    -----------
Balance at December 31, 1999      ($166,913)  ($5,220,508)  ($ 5,387,421)
Net loss                            (20,070)   (1,986,881)    (2,006,951)
                                   --------    ----------    -----------
Balance at December 31, 2000      ($186,983)  ($7,207,389)  ($ 7,394,372)
Net loss                            (34,443)   (3,409,825)    (3,444,267)
                                   --------    ----------    -----------
Balance at December 31, 2001      ($221,426)  ($10,617,214) ($10,838,639)
                                   ========    ===========   ===========


 (1)      General Partner.

 (2) 13,981.5  limited partnership units outstanding at  December
     31, 2001, 2000, and 1999.


The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS


      For the Years Ended December 31, 2001, 2000 and 1999
                                        2001        2000       1999
                                        ----        ----       ----
Cash flows from operating
 activities:
 Net loss                         ($3,444,268)($2,006,951)($1,070,903)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization       495,581     522,814     519,656
  Impairment loss                   2,264,000     820,000           0
  Equity in (income) loss of
   affiliate                          (17,757)    (16,004)     33,964
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                55,852      (9,546)     (3,666)
  Increase in accounts receivable     (13,087)    (28,449)    (36,932)
  Increase in other assets            (64,530)     (8,585)    (19,971)
  Increase in accounts payable -
   trade                               28,536      18,658     164,864
  Increase in accounts payable -
   related parties                     45,707      45,703      45,699
  Increase in accounts payable -
   real estate                         21,174           0           0
  Increase in interest payable        649,457     662,100     392,010
  Increase in tenant security
   deposits                             4,584       2,001      10,111
  (Decrease) increase in other
   liabilities                         (4,049)    (10,927)     11,103
                                   ----------  ----------  ----------
Net cash provided by (used in)
operating activities                   21,200      (9,186)     45,935
                                   ----------  ----------  ----------
Cash flows from investing
 activities:
 Capital expenditures                 (48,641)    (22,744)    (19,634)
                                   ----------  ----------  ----------
 Net cash used in investing
  activities                          (48,641)    (22,744)    (19,634)
                                   ----------  ----------  ----------

Cash flows from financing
 activities:
  Proceeds from debt obligations       40,487      21,437      10,627
  Payments of principal under debt
   obligations                        (16,816)    (15,411)    (14,667)
                                   ----------  ----------  ----------
 Net cash provided by (used in)
  financing activities                 23,671       6,026      (4,040)
                                   ----------  ----------  ----------
(Decrease) increase in cash and
 cash equivalents                      (3,770)    (25,904)     22,261
Cash and cash equivalents at
 beginning of year                     28,338      54,242      31,981
                                   ----------  ----------  ----------
Cash and cash equivalents at
 end of year                       $   24,568  $   28,338  $   54,242
                                   ==========  ==========  ==========

Supplemental Disclosure of Cash
 Flow Information:
 Cash paid during the year for
  interest                         $  418,623  $  406,325  $  674,770



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

6.        Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,981.5 in 2001, 2000, and 1999).

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

NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Partnership has feasible loan modifications in place at Lincoln Court and Green Street. However, in all three properties, Lincoln Court, Green Street, and the Loewy Building, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

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


NOTE D - IMPAIRMENT LOSS

During 2001, the Loewy Building was deemed to be impaired and was written down to its fair value. The value, which was determined by reference to the present value of the estimated future cash inflows, exceeded the carrying value by $2,264,000. An impairment loss of that amount has been charged to operations in 2001.

During 2000, the Registrant incurred an impairment loss of $820,000. The Loewy Building was deemed to be impaired and was written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows, exceeded the carrying value by $820,000. An impairment loss of that amount has been charged to operations in 2000.


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


NOTE G- DEBT OBLIGATIONS

Debt obligations are as follows:                     December 31,
                                                   2001       2000
                                                   ----       ----
Mortgage loan, interest accrues at 11 1/2%,   $3,873,752  $3,833,265
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property

Note,  interest payable monthly at prime,        200,000     200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (8%  at
December 31, 2000 and 1999); due in 1997;
collateralized  by  the  related   rental
property (A)

Allowed unsecured claims in the amount of        158,612     158,612
$268,042; non-interest bearing

Note   payable,  interest  only  at  10%,         10,000      10,000
payable quarterly;  principal due in 1994
(A)

Mortgage loan, interest at 6.83%, payable      1,493,105   1,509,922
in   monthly   principal   and   interest
installments  of $10,070;  principal  due
November  2008;  collateralized  by   the
related rental property

Mortgage loan, interest accrues  at  15%,      1,942,681   1,942,681
interest only payable monthly to the extent of net operating income; principal due December 2008; collateralized by the related rental property

Mortgage  loan, interest at 12%; interest
only   payable  to  the  extent  of   net
operating  income with a minimum  monthly
payment of $5,750; principal due in  July
2009;   collateralized  by  the   related
rental property                                1,318,119   1,318,119
                                              ----------  ----------
                                              $8,996,269  $8,972,599
                                              ==========  ==========

(A) Although this obligation has matured, the lenders have not made any demand for payment.


Approximate maturities of the mortgage loan obligations at December 31, 2001, for each of the succeeding five years are as follows:

                 2002          $  368,612
                 2003              19,319
                 2004              20,408
                 2005              22,159
                 2006              23,743
                 Thereafter     8,542,028
                               ----------
                               $8,996,269
                               ==========

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

NOTE I - TRANSACTIONS WITH RELATED PARTIES

Included  in debt obligations for 2001, 2000 and 1999 is $140,000 owed  to  an  affiliate  of the General Partner  by  one  of  the
Partnership's  Ventures  for  additional  amounts  advanced   for
working capital needs.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2000 and 2001. Payments on the note are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2001 was $807,417. Although this obligation has matured, the lender has made no demand for payment.

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable, from 18th and Green to the Partnership, that had been assigned to it, in the amount of $63,493 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On December 6, 1993 D, LTD confessed judgment in the amount of $78,171 against 18th and Green in Common Pleas Court for
Philadelphia County. The judgment accrues interest at 15%. Interest accrued was $5,055 during both 2000 and 2001. Payments on the judgment are to be made from available cash flow from 18th and Green. The balance of the judgment at December 31, 2001 was $70,343.

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

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:

                                   For the Years Ended December 31,
                                     2001        2000        1999
                                     ----        ----        ----

Net loss - book                ($ 3,444,268)($2,006,951)($1,070,903)
Excess of book over tax
 depreciation                        67,753      98,882     153,257
Minority interest                     7,047       6,078     (51,133)
Impairment Loss                   2,264,000     820,000           0
                                -----------  ----------  ----------
Net loss - tax                 ($ 1,105,468)($1,081,991)($  968,779)
                                ===========  ==========  ==========

Partners' equity - book        ($10,838,639)($7,394,371)($5,387,421)
1987 distribution of interest
 on escrow deposits to
 limited partners                   (39,576)    (39,576)    (39,576)
Costs of issuance                 1,697,342   1,697,342   1,697,342
Cumulative tax under book loss    3,771,616   1,432,816     507,857
                                -----------  ----------  ----------
Partners' equity - tax         ($ 5,409,257)($4,303,789)($3,221,798)
                                ===========  ==========  ==========

NOTE K - SUBSEQUENT EVENTS

Green Street Apartments was foreclosed by the first mortgage lender on October 1, 2002. Magazine Place was sold on June 26,
2002. The net proceeds received by the partnership were used to pay outstanding debts.

                    SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 2001

                                           Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                             (b)        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (c)                                   (a)

64,000
square feet
of
commercial
space in
Winston                                               1986-
Salem, NC   $4,232,365 $308,624  $6,290,125 ($415,244) 1988  11/14/86
Impairment
Loss                             (2,668,756) (415,244)

58 apartment
units in
Philadelphia,                                          1986-
PA           3,445,785   86,187   3,490,437   392,511   1987   9/9/86

18 apartment
units
in
Philadelphia,
PA           1,318,119   70,643   1,559,017    48,989   1987  2/27/87
            ---------- --------  ----------  --------
TOTAL       $8,996,269 $465,454  $8,670,823  $441,500
            ========== ========  ==========  ========


           Gross Amount at which Carried
               at December 31, 2001


                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
                                   (d)(e)      (e)(f)
64,000
square feet
of
commercial
space
in Winston-
Salem, NC   $308,624 $3,847,092 $4,155,716  $3,810,535

58 apartment
units in
Philadelphia,
PA            86,187  3,770,086  3,856,273   2,220,855

18 apartment
units
in
Philadelphia,
PA            70,643  1,495,145  1,565,788     859,798
            -------- ---------- ----------  ----------
TOTAL       $465,454 $9,112,323 $9,577,777  $6,891,188
            ======== ========== ==========  ==========


               DIVERSIFIED HISTORIC INVESTORS III

                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2001

(A)  All  properties are certified historic structures as defined in  the  Internal  Revenue Code. The "date of  construction"
     refers   to  the  period  in  which  such  properties   were
     rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to turnkey development agreements entered into when the properties were acquired.

(C)  See   Note  E  to  the  financial  statements  for   further
     information

(D)  The  aggregate  cost of real estate owned  at  December  31,
     2001, for federal income tax purposes is approximately $10,274,512. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(E)  Reconciliation of real estate:
                                       2001         2000         1999
                                       ----         ----         ----

Balance at beginning of year:     $12,613,136  $12,590,391  $12,570,757
Additions during the year:
 Improvements                          48,641       22,745       19,634
                                  -----------  -----------  -----------
Balance at end of year            $12,661,777  $12,613,136  $12,590,391
                                  ===========  ===========  ===========

Reconciliation of accumulated depreciation:
                                       2001         2000          1999
                                       ----         ----          ----

Balance at beginning of year      $ 6,424,759  $ 5,931,577   $ 5,442,634
Depreciation expense for the year     466,437      493,182       488,943
                                  -----------  -----------   -----------
Balance at end of year            $ 6,891,196  $ 6,424,759   $ 5,931,577
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

                Donna M. Zanghi (age 44) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi had previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 36) was appointed on May 13,
1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

              a. Cash Compensation - During 2001, Registrant paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10.

              b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2001 or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

              c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2001 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 1999 through 2001.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             1.     Financial Statements:

                             a.   Consolidated Balance Sheets  at
                 December 31, 2001 and 2000.

                             b.     Consolidated  Statements   of
                 Operations  for  the  Years Ended  December  31,
                 2001, 2000 and 1999.

                             c.     Consolidated  Statements   of
                 Changes in Partners' Equity for the Years  Ended
                 December 31, 2001, 2000 and 1999.

                            d.    Consolidated Statements of Cash
                 Flows  for  the Years Ended December  31,  2001,
                 2000 and 1999.

                            e.    Notes to consolidated financial
                 statements.

              2.     Financial statement schedules:

                            a.    Schedule  XI- Real  Estate  and
                 Accumulated Depreciation.

                            b.   Notes to Schedule XI.

              3.     Exhibits:

                (a) Exhibit  Number Document
                    --------------- --------
                    3               Registrant's  Amended   and
                                    Restated   Certificate   of
                                    Limited   Partnership   and
                                    Agreement    of     Limited
                                    Partnership,     previously
                                    filed  as part of Amendment
                                    No.   2   of   Registrant's
                                    Registration  Statement  on
                                    Form       S-11,        are
                                    incorporated   herein    by
                                    reference.

                   21               Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  (b)  Reports on Form 8-K:
                                          No  reports were  filed
                 on  Form  8-K during the quarter ended  December
                 31, 2001.

                 (c) Exhibits:  See Item 14(A)(3) above.

                           SIGNATURES

                 Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS III

Date:  May 28, 2003           By: Dover Historic Advisors II,
       ------------               General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                          ----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer

                                      By: /s/ Michele F. Rudoi
                                          ----------------------
                                          MICHELE F. RUDOI,
                                          Assistant Secretary

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature               Capacity             Date
        ---------               --------             ----
DOVER HISTORIC ADVISORS II    General Partner

By:  EPK, Inc., Partner

   By: /s/ Spencer Wertheimer                      May 28, 2003
       ----------------------                      ------------
       SPENCER WERTHEIMER
       President and Treasurer

   By: /s/ Michele F. Rudoi                        May 28, 2003
       ----------------------                      ------------
      MICHELE F. RUDOI,
      Assistant Secretary