Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2004-06-02
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                Assets

                              March 31, 2002   December 31, 2001
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                            $  338,251         $  465,454
 Buildings and improvements       9,087,470          8,941,775
 Furniture and fixtures             152,055            170,548
                                 ----------         ----------
                                  9,577,776          9,577,777
Less - accumulated depreciation  (6,948,187)        (6,891,195)
                                 ----------         ----------
                                  2,629,589          2,686,582
Cash and cash equivalents            43,912             24,568
Restricted cash                     100,142            125,703
Accounts and notes receivable        37,504            103,775
Investment in affiliate             192,494            181,003
Other assets (net of amortization
 of $266,848 and $259,565)          200,969            227,223
                                 ----------         ----------
     Total                       $3,204,610         $3,348,854
                                 ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $9,040,494         $8,996,269
 Accounts payable:
  Trade                           1,196,906          1,208,816
  Related parties                   884,993            873,567
  Real estate taxes                     165             21,174
 Interest payable                 3,143,038          2,994,518
 Other liabilities                   40,971             62,468
 Tenant security deposits            61,338             30,681
                                 ----------         ----------
     Total liabilities           14,367,905         14,187,493

Partners' deficit               (11,163,295)       (10,838,639)
                                 ----------         ----------
     Total                       $3,204,610         $3,348,854
                                 ==========         ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                       Three months ended
                                           March 31,
                                       2002          2001
                                       ----          ----
Revenues:
 Rental income                       $233,957      $253,715
 Interest income                          290           827
                                     --------      --------
     Total revenues                   234,247       254,542
                                     --------      --------
Costs and expenses:
 Rental operations                    175,881       178,878
 Bad debt expense                      65,038             0
 Interest                             265,200       265,711
 Depreciation and amortization         64,275       123,537
                                     --------      --------
      Total costs and expenses        570,394       568,126
                                     --------      --------
Loss before equity in affiliate      (336,147)     (313,584)
Equity in income of affiliate          11,491        14,001
                                     --------      --------
Net loss                            ($324,656)    ($299,583)
                                     ========      ========
Net loss per limited
 partnership unit:
 Loss before equity in affiliate    ($  23.80)    ($  22.20)
 Equity in income of affiliate            .81           .99
                                     --------      --------
Net loss                            ($  22.99)    ($  21.21)
                                     ========      ========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                          Three months ended
                                               March 31,
                                          2002          2001
                                          ----          ----
Cash flows from operating activities:
 Net loss                              ($324,656)   ($299,583)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Depreciation and amortization           64,275      123,537
  Equity in income of affiliate          (11,491)     (14,001)
  Changes in assets and liabilities:
   Decrease in restricted cash            25,561       72,275
   Decrease (increase) in accounts
    receivable                            66,271       (4,832)
   Decrease (increase) in other assets    18,972       (3,593)
   Decrease  in accounts payable - trade (11,911)     (17,154)
   Increase in accounts payable - related
    parties                               11,426       11,425
   Increase in interest payable          148,520      117,976
   Decrease in real estate tax payable   (21,008)           0
   Increase in accrued liabilities        10,290        4,195
   (Decrease) increase in tenant
    security deposits                     (1,131)       9,645
                                        --------     --------
Net cash used in operating activities    (24,882)        (110)
                                        --------     --------
Cash flows from financing activities:
 Proceeds from debt obligations           48,964            0
 Principal payments                       (4,738)      (4,449)
                                        --------     --------
Net cash provided by (used in)
 financing activities                     44,226       (4,449)
                                        --------     --------
Increase (decrease) in cash and cash
 equivalents                              19,344       (4,559)
Cash and cash equivalents at beginning
 of period                                24,568       28,338
                                        --------     --------
Cash and cash equivalents at end of
 period                                 $ 43,912     $ 23,779
                                        ========     ========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2001.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

NOTE 2 - SUBSEQUENT EVENTS

Magazine Place was sold on June 26, 2002. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds from the sale was used to pay accrued expenses of the Registrant.

On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.

On October 1, 2002, the Green Street Apartments was foreclosed by the mortgage holder.

On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2002, Registrant had cash of $43,912. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2002, Registrant had restricted cash of $100,142 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the inability of the properties owned by the Registrant to generate sufficient cash flow to pay their operating expenses and debt service. At the present time Registrant has feasible loan modifications in place for Lincoln Court. At Lincoln Court, Green Street Apartments
and the Loewy Building the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

              Magazine Place was sold on June 26, 2002. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

              On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.

              On October 1, 2002, the Green Street Apartments was foreclosed by the mortgage holder.
              On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder.

          (2)  Capital Resources

                 Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Lincoln Court has agreed to fund capital expenditures at terms similar to the first mortgage.

          (3)  Results of Operations

              During the first quarter of 2002, Registrant incurred a net loss of $324,656 ($22.99 per limited partnership unit) compare to a loss of $299,583 ($21.21 per limited partnership unit) for the same period in 2001.

              Rental income decreased $19,758 from $253,715 during the first quarter of 2001 to $233,957 during the same period in 2002. The decrease in rental income from the first quarter of 2001, compared to the same period in 2002, is due to a decrease in average occupancy at the Loewy Building (60% to 45%), partially offset by an increase in average occupancy at Lincoln Court (92% to 97%).

              Rental operations expense decreased $2,997 from $178,878 during the first quarter of 2001 to $175,881 during the same period in 2002. The decrease in rental operations expense is due to a decrease in maintenance expense and leasing commission expense, partially offset by an increase in real estate tax expense, utility expense and insurance expense. The decrease in maintenance expense is due to a decrease in apartment preparation expense at Lincoln Court. The decrease in leasing commission expense is due to a decrease in the turnover of apartment units at Lincoln Court and the Green Street Apartments. The increase in real estate tax expense is due to an increase in Lincoln Court's assessed value. The increase in utilities expense is due to an increase in electricity charges at the Green Street Apartments. Insurance expense increased at the Green Street Apartments and the Loewy Building due to insurance market conditions.

              Interest expense decreased $511 from $265,711 in the first quarter of 2001 to $265,200 in the same period in 2002. The decrease in interest expense is due to a decrease in principal balance upon which the interest expense is calculated at Lincoln Court.

              Losses incurred at the Registrants three properties during the first quarter of 2002 were approximately $321,000 compared to losses of $298,000 during the same period in 2001.

              In the first quarter of 2002, Registrant incurred a loss of $85,000 at Lincoln Court including $41,000 of depreciation and amortization expense, compared to a loss of $92,000, including $40,000 of depreciation and amortization expense in the first quarter of 2001. The decrease in loss from the first quarter of 2001, compared to the same period in 2002, is due to an increase in rental income and a decrease in maintenance expense and leasing commission expense, partially offset by an increase in real estate tax expense. The increase in rental income is due to an increase in average occupancy (92% to 97%). The decrease in maintenance expense is due to a decrease in apartment preparation expense and the decrease in leasing commission expense is due to the decrease in turnover of apartment units. The increase in real estate tax expense is due to an increase in the property's assessed value.

              On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.

              In the first quarter of 2002, Registrant incurred a loss of $48,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $47,000 including $15,000 of depreciation expense in the first quarter of 2001. The increase in loss from the first quarter of 2001, compared to the same period in 2002, is due to a decrease in rental income and an increase in utilities expense and insurance expense, partially offset by a decrease in leasing commission expense. The decrease in rental income is due to a decrease in tenant parking income. The increase in utilities expense is due to an increase in electricity charges. Insurance expense increased due to insurance market conditions. The decrease in leasing commission expense is due to the decrease in turnover of apartment units.

              On October 1, 2002, the Green Street Apartments was foreclosed by the mortgage holder.

              In the first quarter of 2002, Registrant incurred a loss of $188,000 at the Loewy Building, including $5,000 of amortization expense, compared to a loss of $159,000 including $64,000 of depreciation and amortization expense in the first quarter of 2001. The increase in loss from the first quarter of 2001, compared to the same period in 2002, is due to a decrease in rental income and an increase in insurance expense and bad debt expense, partially offset by a decrease in parking expense. The decrease in rental income is due to a decrease in average occupancy (60% to 45%). The increase in insurance expense is due to insurance market conditions. The bad debt expense was due to the default of a commercial tenant.

              On April 29, 2003 the Loewy Building was foreclosed by the mortgage holder.


               Summary of Minority Interests

               In the first quarter of 2002, the Registrant recognized a net income of $11,491 at Magazine Place compared to an income of $14,001 in the first quarter of 2001. The Registrant accounts for this investment on the equity method.

              Magazine Place was sold on June 26, 2002. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds received from the sale were used to pay accrued expenses of the Registrant.


Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.


Item 4.   Controls and Procedures

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

             Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

              There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

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

               21               Subsidiaries of the  Registrant
                                are    listed   in   Item    2.
                                Properties   on   Form    10-K,
                                previously      filed       and
                                incorporated     herein      by
               31               reference.

               32               General Partners Opinion
                                Certification

                                Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DIVERSIFIED HISTORIC INVESTORS III

                           By: Dover Historic Advisors II, its
                                general partner

                                By: EPK, Inc., managing partner

Date: June 2, 2004              By: /s/ Spencer Wertheimer
      ------------                  ----------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 of Diversified Historic Investors III;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b) [Omitted in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management
    or   other   employees  who  have  a  significant  role   in   the
    registrant's internal control over financial reporting.



Date: June 2, 2004                     /s/ Spencer Wertheimer
      ------------                     ----------------------
                                Name:  Spencer Wertheimer
                                Title: Treasurer (principal executive
                                        officer, principal financial
                                        officer) of the registrant's
                                        managing partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors III on Form 10-Q for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: June 2, 2004                     /s/ Spencer Wertheimer
      ------------                     ----------------------
                                Name:  Spencer Wertheimer
                                Title: Treasurer (principal executive
                                        officer, principal financial
                                        officer) of the registrant's
                                        managing partner, EPK, Inc.