Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2004-06-02
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                              June 30, 2002    December 31, 2001
                              -------------    -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                         $   338,251         $   465,454
 Buildings and improvements     9,087,470           8,941,775
 Furniture and fixtures           152,056             170,548
                              -----------         -----------
                                9,577,777           9,577,777
Less - accumulated
 depreciation                  (7,005,179)         (6,891,195)
                              -----------         -----------
                                2,572,598           2,686,582
Cash and cash equivalents         375,463              24,568
Restricted cash                   139,921             125,703
Accounts and  notes receivable    150,793             103,775
Investment in affiliate                 0             181,003
Other assets (net of
 amortization of
 $274,138 and $259,565)           192,415             227,223
                              -----------         -----------
     Total                    $ 3,431,190         $ 3,348,854
                              ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations             $ 8,877,625         $ 8,996,269
 Accounts payable:
  Trade                         1,374,684           1,208,816
  Related parties                 896,418             873,567
  Real estate taxes                     0              21,174
Interest payable                3,309,780           2,994,518
Other liabilities                  22,716              62,468
Tenant security deposits           66,146              30,681
                              -----------         -----------
     Total liabilities         14,547,369          14,187,493
Partners' deficit             (11,116,179)        (10,838,639)
                              -----------         -----------
     Total                    $ 3,431,190         $ 3,348,854
                              ===========         ===========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III


                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                        Three months             Six months
                       ended June 30,          ended June 30,
                      2002        2001        2002        2001
                      ----        ----        ----        ----
Revenues:
 Rental income      $239,383    $227,880  $  473,340  $  481,595
 Interest income         352         501         642       1,328
 Gain on sale        271,576           0     271,576           0
                    --------    --------  ----------  ----------
  Total revenues     511,311     228,381     745,558     482,923
                    --------    --------  ----------  ----------
Costs and expenses:
 Rental operations   131,861     156,359     307,742     335,237
 Interest            269,093     267,508     534,293     533,218
 Bad debt                  0           0      65,038           0
 Depreciation and
  amortization        64,282     121,106     128,557     244,644
                    --------    --------  ----------  ----------
  Total costs and
   expenses          465,236     544,973   1,035,630   1,113,099
                    --------    --------  ----------  ----------
Loss before equity
 in affiliate         46,075    (316,592)   (290,072)   (630,176)
Equity in income of
 affiliate             1,041       5,830      12,532      19,831
                    --------    --------  ----------  ----------
Net income (loss)   $ 47,116   ($310,762)($  277,540)($  610,345)
                    ========    ========  ==========  ==========

Net income (loss) per
 limited partnership
 unit:
 Income (loss)
  before equity in
  affiliate         $   3.26  ($   22.42)($    20.54)($    44.62)
Equity in income of
 affiliate               .08         .42         .89        1.41
                    --------    --------  ----------  ----------
Net income (loss)   $   3.34   ($  22.00)($    19.65)($    43.21)

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Six months ended
                                                 June 30,
                                             2002        2001
Cash flows from operating activities:
 Net loss                                ($277,540)  ($610,345)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization            128,557     244,643
  Gain on sale of Magazine Place          (271,576)          0
  Equity in income of affiliate            (12,532)    (19,831)
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash   (14,218)     58,238
 Increase in accounts receivable           (47,018)    (10,016)
 Decrease (increase) in other assets        20,235      (2,329)
  Increase (decrease) in accounts
   payable - trade                           7,256     (25,625)
 Increase in accounts payable -
  related parties                           22,851      22,851
 Increase in interest payable              315,263     294,757
 Increase  in tenant security deposits       3,679      12,557
 Decrease in accounts payable -
  real estate taxes                        (21,175)          0
 Decrease in accrued liabilities            (7,966)     (5,205)
                                          --------    --------
Net cash used in operating activities     (154,184)    (40,305)
                                          --------    --------
Cash flows from investing activities:
 Cash proceeds - Sale of Magazine Place    465,111           0
                                          --------    --------
 Net cash provided by investing activities 465,111           0
                                          --------    --------
Cash flows from financing activities:
 Proceeds from debt obligations             48,964      32,764
 Principal payments                         (8,996)     (8,406)
                                          --------    --------
Net cash provided by financing activities   39,968      24,358
                                          --------    --------
Increase (decrease) in cash and cash
 equivalents                               350,895     (15,947)
Cash and cash equivalents at
 beginning of period                        24,568      28,338
                                          --------    --------
Cash and cash equivalents at end of
 period                                   $375,463    $ 12,391
                                          ========    ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3 - GAIN ON SALE

Magazine Place was sold on June 26, 2002. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds received from the sale were used to pay accrued expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

              As of June 30, 2002, Registrant had cash of $375,463. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2002, Registrant had restricted cash of $139,921 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place at Lincoln Court. At Lincoln Court, Green Street Apartments and the Loewy Building the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

              During the second quarter of 2002, Registrant recognized net income of $47,116 ($3.34 per limited partnership unit) compared to a net loss of $310,762 ($22.00 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant incurred a net loss of $277,540 ($19.65 per limited partnership unit) compared to a net loss of $610,345 ($43.21 per limited partnership unit) for the same period in 2001. Included in net income for the second quarter of 2002 and the net loss for the first six months of 2002 is a gain on the sale of Magazine Place of $271,576.

              Rental income increased $11,503 from $227,880 in the second quarter of 2001 to $239,383 in the same period of 2002 and decreased $8,255 from $481,595 in the first six months of 2001 to $473,340 in the same period of 2002. The increase in rental income from the second quarter of 2002, compared to the same period in 2001, is due to an increase in average occupancy at the Green Street Apartments (83% to 98%) and the Loewy Building (33% to 36%), partially offset by a decrease in average occupancy at Lincoln Court (95% to 92%). The decrease in rental income from the first six months of 2001, compared to the same period in 2002, is due to a decrease in average occupancy at the Loewy Building (37% to 35%) and a decrease in average rental rates. This decrease is offset by an increase in average occupancy at Green Street (85% to 96%) and an increase in monthly rental rates at Lincoln Court.

              Rental operations expense decreased by $24,498 from $156,359 in the second quarter of 2001 to $131,861 in the same period of 2002 and decreased $27,495 from $335,237 from the first six months of 2001 to $307,742 in the same period of 2002. The decrease in rental operations expense for both the second quarter and the first six months of 2001, compared to the same periods in 2002, is due to a decrease in leasing commissions expense and miscellaneous operating expense. The decrease in leasing commissions is due to a decrease in the turnover of apartment units at Lincoln Court. The decrease in miscellaneous operating expense is due to a decrease in office related expenses.

            Interest expense increased $1,585 from $267,508 in the second quarter of 2001 to $269,093 in the same period of 2002 and increased $1,075 from $533,218 for the first six months of 2001 to $534,293 in the same period of 2002. The increase in interest expense from both the second quarter and first six months of 2001, compared to the same periods in 2002, is due to an increase at the Loewy Building, partially offset by a decrease at Lincoln Court. The increase in interest expense at the Loewy Building is due to an increase in principal balance. The decrease in interest expense at Lincoln Court is due to a decrease in principal balance.

              Losses incurred during the second quarter of 2002 at the Registrant's three properties were approximately $210,000 compared to a loss of approximately $301,000 for the same period in 2001. For the first six months of 2002, the Registrant's properties incurred a loss of approximately $531,000 compared to a loss of approximately $610,000 for the same period in 2001.

             In the second quarter of 2002, Registrant incurred a loss of $74,000 at Lincoln Court including $41,000 of depreciation and amortization expense, compared to a loss of $75,000 including $40,000 of depreciation and amortization expense in the second quarter of 2001. For the first six months of 2002, Registrant incurred a loss of $159,000 at Lincoln Court including $82,000 of depreciation and amortization expense, compared to a loss of $167,000 including $80,000 of depreciation and amortization expense for the same period in 2001. The decrease in net loss for both the second quarter and the first six months of 2001, compared to the same periods in 2002, is due to an increase in rental income and a decrease in leasing commission expense, partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in monthly rental rates. The decrease in leasing commission expense is due to the decrease in turnover of apartment units. The increase in maintenance expense is due to an increase in grounds maintenance and cleaning service expense.

              On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.

             In the second quarter of 2002, Registrant incurred a loss of $25,000 at the Green Street Apartments including $15,000 of depreciation expense, compared to a loss of $33,000 including $15,000 of depreciation expense in the second quarter of 2001. For the first six months of 2002, Registrant incurred a loss of $73,000 including $29,000 of depreciation expense, compared to a loss of $79,000 for the same period in 2001 including $29,000 of depreciation expense. The decrease in net loss from both the second quarter and the first six months of 2001, compared to the same periods in 2002, is due to an increase rental income due to an increase in average occupancy (83% to 98%) for the second quarter and (85% to 96%) for the first six months.

              On October 1, 2002, the Green Street Apartments was foreclosed by the mortgage holder.

             In the second quarter of 2002, Registrant incurred a loss of $112,000 at the Loewy Building, including $5,000 of amortization expense, compared to a loss of $194,000 including $62,000 of depreciation and amortization expense in the second quarter of 2001. The decrease in loss from the second quarter of 2002 compared to the same period in 2001 is due to an increase in rental income. Rental income increased due to an increase in average occupancy (33% to 36%).

              For the first six months of 2002, Registrant incurred a loss of $300,000 at the Loewy Building including $10,000 of amortization expense, compared to a loss of $353,000 for the same period in 2001, including $126,000 of depreciation and amortization expense. The increase in loss from the first six months of 2001, compared to the same period in 2002 is due to a decrease in rental income and an increase in bad debt expense. The decrease in rental income is due to a decrease in average occupancy (37% to 35%) and a decrease in average rental rates. The bad debt expense was due to the default of a commercial tenant.

              On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder.


             Summary of Minority Interests

              In the second quarter of 2002, the Registrant recognized income of $1,041 compared to an income of $5,830 in the same period of 2001, and for the first six months of 2002 recognized income of $12,532, compared to an income of $19,831 for the same period in 2001. The Registrant accounts for this investment on the equity method.

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

               32               General Partners Opinion
                                Certification

                                Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2002.

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

                    DIVERSIFIED HISTORIC INVESTORS III

                    By: Dover Historic Advisors II, its
                         general partner

                        By: EPK, Inc., managing partner

Date:  June 2, 2004         By:  /s/ Spencer Wertheimer
       ------------              ----------------------
                                 SPENCER WERTHEIMER
                                 President (principal executive
                                 officer, principal financial
                                 officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, of Diversified Historic Investors III;

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



Date:  June 2, 2004                            /s/ Spencer Werthiemer
       ------------                            ----------------------
                                        Name:  Spencer Wertheimer
                                       Title: President (principal
                                               executive officer,
                                               principal financial
                                               officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors III on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  June 2, 2004                            /s/ Spencer Werthiemer
       ------------                            ----------------------
                                        Name:  Spencer Wertheimer
                                       Title: President (principal
                                               executive officer,
                                               principal financial
                                               officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.