Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2004-06-04
CIK 792979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                Assets

                               September 30, 2002   December 31, 2001
                               ------------------   -----------------
                                  (Unaudited)

Rental properties, at cost:
 Land                              $   338,251         $   465,454
 Buildings and improvements          9,087,470           8,941,775
 Furniture and fixtures                152,056             170,548
                                   -----------         -----------
                                     9,577,777           9,577,777
Less - accumulated depreciaton      (7,062,171)         (6,891,195)
                                   -----------         -----------
                                     2,515,606           2,686,582
Cash and cash equivalents               13,915              24,568
Restricted cash                        147,740             125,703
Accounts and notes receivable          106,467             103,775
Investment in affiliate                      0             181,003
Other assets (net of amortization
 of $157,004 and $259,565)             173,937             227,223
                                   -----------         -----------
     Total                         $ 2,957,665         $ 3,348,854
                                   ===========         ===========

                   Liabilities and Partners' Equity
Liabilities:
 Debt obligations                 $  8,691,447         $ 8,996,269
 Accounts payable:
  Trade                              1,095,442           1,208,816
  Taxes                                      0              21,174
  Related parties                      805,344             873,567
Interest payable                     2,739,460           2,994,518
Other liabilities                       18,160              30,681
Tenant security deposits                53,619              62,468
                                   -----------         -----------
     Total liabilities              13,403,472          14,187,493
Partners' deficit                  (10,445,807)        (10,838,639)
                                   -----------         -----------
     Total                         $ 2,957,665         $ 3,348,854
                                   ===========         ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                         Three months                Nine months
                      ended September 30,        ended September 30,
                      2002           2001        2002           2001
                      ----           ----        ----           ----
Revenues:
 Rental income      $216,268      $222,055   $  689,608    $  703,650
 Interest income         667           595        1,310         1,923
 Gain on sale              0             0      271,576             0
                    --------      --------   ----------    ----------
  Total revenues     216,935       222,650      962,494       705,573
                    --------      --------   ----------    ----------

Costs and expenses:
 Rental operations   207,190       160,145      514,933       495,383
 Interest            557,461       267,906    1,091,754       801,124
 Bad debt                  0             0       65,037             0
 Depreciation and
  amortization       124,772       125,969      253,329       370,612
                    --------      --------   ----------    ----------
  Total costs and
   expenses          889,423       554,020    1,925,053     1,667,119
                    --------      --------   ----------    ----------
Loss before equity in
 affiliate and
 minority interest  (672,488)     (331,370)    (962,559)     (961,546)
Minority interest      2,323             0        2,323             0
Equity in (loss)
 income of
 affiliate                0         (1,705)      12,532        18,126
                    --------      --------   ----------    ----------
Net loss           ($670,165)    ($333,075) ($  947,704)  ($  943,420)
                    ========      ========   ==========    ==========

Net loss per limited
 partnership unit:
 Loss before equity
  in affiliate    ($   47.61)    ($  23.46) ($    68.15)  ($    68.08)
 Minority interest       .16             0          .16             0
Equity in (loss)
 income of
 affiliate         $       0     ($    .12)         .89          1.28
                    --------      --------   ----------    ----------
Net Loss           ($  47.45)    ($  23.58) ($    67.10)  ($    66.80)
                    ========      ========   ==========    ==========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Nine months ended
                                                September 30,
                                              2002         2001
                                              ----         ----

Cash flows from operating activities:
 Net loss                               ($  947,704)   ($943,420)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization             253,329      370,613
  Gain on sale of Magazine Place           (271,576)           0
  Equity in loss of affiliate -
   Magazine Place                           (12,532)     (18,126)
  Minority interest - Lincoln Court          (2,323)           0
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash    (22,036)      43,695
  Increase in accounts receivable            (2,693)     (13,950)
  Increase in other assets                  (29,068)     (48,508)
  (Decrease) increase in accounts
   payable - trade                         (113,374)      53,712
  (Decrease) increase in accounts
   payable - taxes                          (21,174)      21,174
  (Decrease) increase in accounts
   payable - related parties                (68,223)      34,277
  (Decrease) increase in interest payable  (255,058)     482,007
  Decrease in accrued liabilities           (12,518)      (1,890)
  (Decrease) increase in tenant
   security deposits                         (8,851)       2,774
                                         ----------     --------
Net cash used in operating activities    (1,513,801)     (17,642)
                                         ----------     --------
Cash flows from investing activities:
 Cash proceeds - Sale of Magazine Place     465,111            0
                                         ----------     --------
 Net cash provided by investing activities  465,111            0
                                         ----------     --------
Cash flows from financing activities:
 Proceeds from debt obligations           3,135,464       32,765
 Principal payments                      (2,097,427)     (12,435)
                                         ----------     --------
Net cash provided by financing
 activities                               1,038,037       20,330
                                         ----------     --------
(Increase) decrease in cash and cash
 equivalents                                (10,653)       2,688
Cash and cash equivalents at
 beginning of period                         24,568       28,338
                                         ----------     --------
Cash and cash equivalents at end of
 period                                  $   13,915     $ 31,026
                                         ==========     ========

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

NOTE 3 - GAIN ON SALE

On June 26, 2002, Magazine Place was sold. As a result, the Registrant recognized a gain on the sale in the amount of $271,576. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

NOTE 4 - MINORITY INTEREST IN LINCOLN COURT

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

             As of September 30, 2002, Registrant had cash of $13,915. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2002, Registrant had restricted cash of $147,740 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place at Lincoln Court. At Lincoln Court, Green Street Apartments and the Loewy Building the mortgages are cash flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

                Magazine Place was sold on June 26, 2002. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds received from the sale were used to pay the accrued expenses of the Registrant.

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

          (3)  Results of Operations

             During the third quarter of 2002, the Registrant incurred a net loss of $670,165 ($47.45 per limited partnership unit) compared to a net loss of $333,075 ($23.58 per limited partnership unit) in the same period of 2001. For the first nine months of 2002, the Registrant incurred a net loss of 947,704 ($67.10 per limited partnership unit) compared to a net loss of $943,420 ($66.80 per limited partnership unit) in the same period of 2001. Included in the net loss for the first nine months of 2002 is a gain on the sale of Magazine Place of $271,576.

              Rental income decreased $5,786 from $222,054 during the third quarter of 2001 to $216,268 in the same period of 2002. The decrease is due to a decrease at Lincoln Court, partially offset by an increase at the Green Street Apartments and the Loewy Building. The decrease in rental income at Lincoln Court is due to a decrease in average occupancy (93% to 79%). The increase in rental income at the Green Street Apartments is due to an increase in average occupancy (77% to 97%). The increase in rental income at the Loewy Building is due to an increase in commercial rental rates.

              Rental income decreased $14,042 from $703,650 during the first nine months of 2001 to $689,608 in the same period of 2002. The decrease is due to a decrease at Lincoln Court and the Loewy Building, partially offset by an increase at the Green Street Apartments. The decrease in rental income at Lincoln Court is due to a decrease in average occupancy (94% to 89%). The decrease in rental income at the Loewy Building is due to a decrease in average occupancy (36% to 35%). The increase in rental income at the Green Street Apartments is due to an increase in average occupancy (77% to 96%).

              Rental  operations  expense increased  by  $47,045  from
$160,145 during the third quarter of 2001 to $207,190 in the same period of 2002. The increase is due to an increase in maintenance expense and leasing commission expense. The increase in maintenance expense at Lincoln Court is due to an increase in apartment preparation expenses. The increase in maintenance expense at the Green Street Apartments is due to the upgrade of the fire alarm system. The increase in leasing commission expense is due to the increase in turnover of apartment units at Lincoln Court and the Green Street Apartments.

               Rental operations expense increased by $19,550 from $495,383 during the first nine months of 2001 to $514,933 in the same period in 2002. The increase in rental operations expense is due to an increase in insurance expense at the Registrants three properties, partially offset by a decrease in parking expense at the Loewy Building. The increase in insurance expense is due to insurance market conditions, and the decrease in parking expense is due to a decrease in occupancy at the Loewy Building (36% to 35%).

              Interest expense increased $289,555 from $267,906 during the third quarter of 2001 to $557,461 in the same period of 2002, and increased $290,621 from $801,124 during the first nine months of 2001 to $1,091,745 in the same period of 2002. The increase in interest expense from both the third quarter and the first nine months of 2001, compared to the same periods in 2002, is due to the repayment penalty paid upon refinance of the first mortgage at Lincoln Court on September 26, 2002.

              Losses incurred during the quarter at the Registrant's three properties were approximately $646,000, compared to a loss of approximately $316,000 for the same period in 2001. For the first nine months of 2002 the Registrant's properties incurred a loss of approximately $1,177,000 compared to a loss of approximately $915,000 for the same period in 2001.

              In the third quarter of 2002, Registrant incurred a loss of $465,000 at Lincoln Court including $100,000 of depreciation and amortization expense, compared to a loss of $67,000 including $40,000 of depreciation and amortization expense in the same period of 2001. For the first nine months of 2002, Registrant incurred a loss of $625,000 including $182,000 of depreciation and amortization expense, compared to a loss of $233,000 including $122,000 of depreciation and amortization in the same period of 2001. The increase in loss from both the third quarter and the first nine months of 2001, compared to the same periods in 2002 is due to a decrease in rental income and increases in interest expense, insurance expense and maintenance expense. The decrease in rental income is due to a decrease in average occupancy during the third quarter (93% to 79%) and during the first nine months (94% to 89%). The increase in insurance expense is due to insurance market conditions. The increase in maintenance expense is due to an increase in apartment preparation expenses due to an increase in the turnover of apartment units. The increases in interest expense and amortization expense are due to the refinance of the first mortgage on September 26, 2002.

              On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.


              In the third quarter of 2002, Registrant incurred a loss of $52,000 at the Green Street Apartments, including $15,000 of depreciation expense, compared to a loss of $34,000 including $15,000 of depreciation expense in the same period of 2001, and for the first nine months of 2002 incurred a loss of $124,000 including $44,000 of depreciation expense, compared to a loss of $113,000 including $44,000 of depreciation expense. The increase in loss from both the third quarter and the first nine months of 2001, compared to the same period in 2002, is due an increase in maintenance expense, insurance expense and leasing commission expense, partially offset by an increase in rental income. The increase in maintenance expense is due to the upgrade of the fire alarm system. The increase in insurance expense is due to insurance market conditions. The increase in leasing commission expense is due to an increase in the turnover of apartment units. The increase in rental income is due to an increase in average occupancy for the third quarter (82% to 96%) and the first nine months (77% to 97%).

              On October 1, 2002, the Green Street Apartments was foreclosed by the mortgage holder.

              In the third quarter of 2002, Registrant incurred a loss of $129,000 at the Loewy Building, including $6,000 of amortization expense, compared to a loss of $216,000 including $67,000 of depreciation and amortization expense in the third quarter of 2001. The decrease in loss from the third quarter of 2001, compared to the same period in 2002, is due to an increase in rental income and a decrease in parking expense, partially offset by an increase in insurance expense. The increase in rental income is due to an increase in rental rates per square foot. The decrease in parking expense is due to a decrease in average occupancy (36% to 35%) for both the third quarter and the first nine months. The increase in insurance expense is due to insurance market conditions.

              For the first nine months of 2002, Registrant incurred a loss of $428,000 at the Loewy Building including $16,000 of amortization expense, compared to a loss of $569,000 for the same period in 2001, including $193,000 of depreciation and amortization expense. The increase in loss from the first nine months of 2001, compared to the same period in 2002, is due to a decrease in rental income combined with a bad debt expense that was incurred during the period, partially offset by a decrease in parking expense. The decrease in rental income is due to a decrease in average occupancy (36% to 35%). The bad debt expense was due to the default of a commercial tenant.

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

               31               General Partners Opinion
                                Certification

               32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2002.

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

Date: June 4, 2004              By: /s/ Spencer Wertheimer
      ------------                  ----------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, of Diversified Historic Investors III;

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



Date: June 4, 2004                     /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors III on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the , financial condition and results of operations of the Company.




Date: June 4, 2004                     /s/ Spencer Wertheimer
      ------------                     ----------------------
                                Name:  Spencer Wertheimer
                                Title: President (principal executive
                                        officer, principal financial
                                        officer) of the registrant's
                                        managing partner, EPK, Inc.