Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-01
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2002
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                  0-15843
                       -----------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS III
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2391927
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

Securities registered pursuant to section 12(g) of the Act: 13,981.5 Units
                                                            ------------

                 Units of Limited Partnership Interest
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes          No   X
                                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2002. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2002 containing "unaudited" consolidated financial statements.

On July 11th, 2005 the Securities and Exchange Commission ("SEC") notified the Registrant of its non-compliance in meeting reporting requirements under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Registrant's inability to meet its reporting requirements is due to the dissolution of its former auditor, Gross Kreger & Passio, LLC. This event was discussed in Item 4.01 of the Registrant's Form 8-K filed on June 27th, 2005.

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2002, contained throughout this annual report as "unaudited" and have furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                   PART I
                                   ------

Item 1.   Business
          --------

             a.     General Development of Business

              Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under Pennsylvania Law. As of
December 31, 2002, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned five properties or interests therein. Two properties have been lost due to foreclosure and one property was sold. See Item
2. Properties, for a description thereof. It currently owns two properties or interests therein. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. The properties that Registrant owns or in which it has interest are held for rental operations. Registrant anticipates that all the properties will continue to be held for this purpose. As real property values increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                 As of December 31, 2002, Registrant owned two properties (or interests therein), located in Pennsylvania and North
Carolina. One property is an apartment building and one is a commercial/office building. In total, the two properties contain 58 apartment units and 62,146 rentable square feet ("sf") of commercial space. As of December 31, 2002, 55 apartment units were under lease at monthly rental rates ranging from $475 to $1,800. In addition, 22,169 sf of the commercial space was under lease at annual rates ranging from $12.13 per sf to $15.00 per sf. Rental of the apartments and commercial space is not seasonal. For further discussion of the properties, see Item 2. Properties.

                The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industries. The competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential property is located in Philadelphia, PA. The commercial/office building is located in Winston-Salem, North Carolina. The Philadelphia property is located very close to the "city line," ie. the boundary between Philadelphia and a neighboring suburb. Many potential residents would prefer to live on the non-city side, to avoid paying the city wage tax. The Registrant attempts to keep its rents at a level that is low enough to offset the
difference.   In  both  the  locations, the  competition  for  tenants
remains  stiff and several similar buildings exist. The apartment  and
commercial   market  remains  stable  and  new  construction   remains
virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

                Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

              d. Financial Information About Foreign and Domestic Operations and Export Sales

             See Item 8. Financial Statements and Supplementary Data.



Item 2.  Properties
         ----------

              As of the date hereof, Registrant owned two properties, or interests therein. A summary description of each property held at December 31, 2002 is given below.

              a. Lincoln Court - consists of 58 apartment units in three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 100% equity owner of this property. Registrant acquired and rehabilitated the property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred) which were funded by Registrant's equity contributions, including mortgage financing of $1,730,000 and a note payable of $10,000 (total balance due of $10,000 at December 31, 2002). The note payable bears interest at 10%. It is payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan was obtained. In 1991, and $100,000 third mortgage loan was obtained which was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest were to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage. In November 1998, the Registrant restructured the mortgage notes. On September 26, 2002, the Lincoln Court first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. Permanent financing closed on January 31, 2003.

              The property is managed by BCMI. As of December 31, 2002, 55 residential units (95%) were under lease at monthly rents ranging from $475 to $1,800. All leases are renewable, one-year leases. The occupancy for the previous four years was 98% for 2001, 86% for 2000, 88% for 1999, and 88% for 1998. The monthly rental ranges for the previous four years were $471 to $1,700 during 2001 $460 to $1,700 during 2000, $460 to $1,565 during 1999 and 1998. For tax purposes, this property has a federal tax basis of $3,447,096 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $34,924 which is based on an assessed value of $426,880 taxed at a rate of $82.64 per $1,000. No one tenant occupies ten percent or more of the building. The Registrant believes that the property is adequately covered by insurance.

              b.      The  Loewy Building - consists of two  adjoining
buildings located at 505 West Fourth Street in Winston-Salem, North Carolina. The buildings consist of 62,146 rentable sf of commercial space. In November 1986, the Registrant acquired its interest in this Property by purchasing a 99% interest in Triad Properties General Partnership ("Triad"), a Pennsylvania general partnership, for a cash contribution of $2,250,000. Triad contracted to acquire and rehabilitate the Property for $5,690,000 ($88 per sf). Additionally, $560,000 of working capital/marketing reserves were provided. The total cost of the project was funded by Registrant's equity contribution, mortgage financing of $3,560,000 (principal balance of $3,916,716 at December 31, 2002) and a $500,000 note payable to the developer (Cwood Properties, Inc., Thomas L. Kummer and Gail R. Citron; all of whom are general partners of Triad). The first mortgage bears interest at 11.5% and is due in January 2012. The developers note was sold in September 1997. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made in an amount equal to net operating income with a minimum monthly payment of $27,500. The Registrant advanced an additional $1,098,000 and Triad obtained $200,000 of additional financing in 1987 (principal balance due of $200,000 at December 31, 2002) to fund cost overruns resulting from delays and changes in rehabilitation and construction plans. The additional financing bears interest at the prime rate with a minimum of 6% and a maximum of 8% adjusting annually on January 2 (6% at December 31, 2002 and 2001). The property is managed by BCMI.

              As of December 31, 2002, 22,169 sf were rented (36%) at annual rates ranging from $12.13 to $15.00 per sf. The occupancy at year end for the previous four years has been 36% for 2001 and 2000, 41% for 1999, and 98% for 1998. The significant drop in occupancy as of December 31, 1999 as compared to 1998 is the result of the expiration of a tenant lease for 33,121 sf on December 31, 1999. The range for annual rents has been $6.00 to $14.28 per sf for 2001, $6.00 to $13.41 per sf for 2000, $6.00 to $13.41 per sf for 1999 and $6.00
to $16.44 per sf for 1998. There are two tenants who each occupy ten percent or more of the rentable square footage. Both tenants operate principally as law firms.

           The   following  is  a  table  showing  commercial   lease
expirations at Loewy Building for the next five years.

                                        Total
                                        annual      % of gross
                          Total sf      rental        annual
              Number of      of       covered by      rental
               leases     expiring     expiring       from
              expiring     leases       leases       property
              --------    --------    ----------    ----------
 2003            1         3,061       $ 46,000         14%
 2004            0             0              0          0%
 2005            1         2,800         37,000         13%
 2006            3        16,308        201,000         73%
 2007            0             0              0          0%

             One commercial lease expired during 2002. The lease, for a total of 200 sf, was not renewed.

             For tax purposes, this property has a basis of $5,721,638 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $22,849 which is based on an assessed value of $3,849,900 taxed at a rate of $1.68 per $100. Registrant believes that the property is adequately covered by insurance.

              Effective as of April 23, 2003, the Loewy Building was foreclosed by the mortgage holder.


Item 3.   Legal Proceedings
          -----------------

                To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                No matter was submitted during the fiscal year covered by this report to a vote of security holders.

                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 73 Units of record were sold or exchanged in 2002.

            b.    As  of  December 31, 2002, there were  1,583
record holders of Units.

            c. Registrant did not declare any cash dividends in 2002 or 2001.


Item 6.   Selected Financial Data
          -----------------------

              The following selected financial data are for the five years ended December 31, 2002. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                  2002       2001       2000       1999       1998
                  ----       ----       ----       ----       ----
              (Unaudited)

Rental income $  907,392 $  931,137 $  936,392 $1,257,195 $1,251,911
Interest
 income            2,629      2,414      4,397      3,866      2,113
Net income
 (loss)          353,288 (3,444,268)(2,006,951)(1,070,903)(1,297,537)
Net income
 (loss) per
 Unit              25.01    (243.88)   (142.11)    (75.83)    (91.88)
Total assets
 (net of
 depreciation
 and
 amortization) 2,309,559  3,348,854   6,024,542  7,307,432  7,758,588
Debt
 obligations   7,365,328  8,996,269   8,972,599  8,966,573  8,970,613


Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

             (1)    Liquidity

                 At December 31, 2002, Registrant had cash of approximately $24,207. Registrant uses cash generated from operations primarily to fund operating expenses and debt service. In recent years the Registrant has realized significant losses, including the foreclosure of one property. At the Loewy Building the mortgage is a cash-flow mortgage, requiring all available cash after payment of
operating   expenses  to  be  paid  to  the  first  mortgage   holder.
Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. The Registrant is not aware of any additional sources of liquidity.

               As of December 31, 2002, Registrant had restricted cash of $118,080 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

          (2)     Capital Resources

                 Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the 20% minority owner of Lincoln Court has agreed to fund capital expenditures.

                 Results of Operations

               During 2002, Registrant realized net income of $353,288 ($25.01 per limited partnership unit), compared to a net loss of $3,444,268 ($243.88 per limited partnership unit) in 2001, and a net loss of $2,006,951 ($142.11 per limited partnership unit) in 2000. Included in net income for 2002 are a gain on sale of $271,576 and an extraordinary gain on extinguishment of debt of $1,423,902.

                Rental income was $907,192 in 2002, $931,137 in  2001,
and $936,392 in 2000. The decrease in rental income at Lincoln Court from 2001 to 2002 is due to a decrease in average occupancy (98% to 95%). The decrease in rental income from 2000 to 2001 is due to a decrease at the Loewy Building and the Green Street Apartments, partially offset by an increase at Lincoln Court. The decrease in rental income at the Loewy Building is due a decrease in average occupancy (38% to 36%) and a decrease in average rental rates. The decrease at the Green Street Apartments is due to a decrease in average occupancy (98% to 86%). The increase at Lincoln Court is due to an increase in average occupancy (86% to 95%).

              Rental operations expense was $635,660 in 2002, $567,915 in 2001, and $552,505 in 2000. The increase from 2001 to 2002 is due to an increase in insurance expense and utilities expense at Lincoln Court and the Loewy Building and an increase in real estate tax expense at the Loewy Building, partially offset by a decrease in maintenance expense at Lincoln Court. The increase in insurance expense at Lincoln Court and the Loewy Building is due to insurance market conditions. The increase in real estate tax expense at the Loewy Building is due to an increase in the property's assessed value. The decrease in maintenance expense is due to the decrease in plumbing and electrical and alarm service expenses. The increase from 2000 to 2001 is due to an increase in commission expense at Lincoln Court and the Green Street Apartments, partially offset by a decrease in legal and accounting expense at the Loewy Building. The increase in commission expense at Lincoln Court and the Green Street Apartments is due to an increase in the turnover of apartment units. The decrease in legal expenses at the Loewy Building is due to a decrease in professional services rendered during 2001.

              Interest  expense was $1,264,379 in 2002, $1,068,080  in
2001, and $1,068,425 in 2000. The increase in interest expense from 2001 to 2002 is due to the prepayment penalty incurred upon the refinancing of the Lincoln Court first mortgage.

              Depreciation and amortization was $299,952 in 2002, $495,581 in 2001 and $522,814 in 2000. The decrease from 2001 to 2002 is due to the impairment loss incurred at the Loewy Building in 2001 and the foreclosure of Green Street in 2002. The decrease from 2000 to 2001 is due to the impairment loss incurred at the Loewy Building in 2000.

             During 2001 the Registrant incurred an impairment loss of $2,264,000. The Loewy Building was deemed to be impaired and was written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows, exceeded the carrying value by $2,264,000, therefore an impairment loss of that amount was charged to operations in 2001.

               During 2000, the Registrant incurred an impairment loss of $820,000. The Loewy Building was deemed to be impaired and was written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows exceeded the carrying value by $820,000, therefore an impairment loss of that amount was charged to operations in 2000.

                In 2002, a loss of approximately $99,000 was incurred at the Registrant's three properties compared to a loss of $1,140,000 in 2001 and a loss of $1,115,000 in 2000. A discussion of property operations/activities follows:

              During 2002, the Registrant incurred a loss of $624,000 at Lincoln Court including $182,000 of depreciation and amortization expense compared to a loss of $269,000 including $165,000 of depreciation and amortization expense in 2001, compared to a loss of $349,000 including $163,000 of depreciation expense in 2000. The increase in loss from 2001 to 2002 is due to a decrease in rental income and an increase in utilities expense, insurance expense, real estate tax expense and depreciation expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (98% to 95%). The increase in utilities expense is due to an increase in electricity charges. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the assessed value of the property. The increase in depreciation expense is due to capital expenditures. The decrease in maintenance expense is due to a decrease in plumbing and electrical and alarm service expenses. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in commission expense. The increase in rental income is due to an increase in average occupancy (86% to 98%). The decrease in maintenance expense is due to a decrease in maintenance service expense. The increase in commission expense is due to an increase in the turnover of apartment units.

              On June 30, 1992 Diversified Historic Properties, Inc. ("DHP"), a partner of the Registrant's general partner, assigned to Dover Limited (D, LTD), its parent, a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2002 and 2001. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 2002 was $753,120.

                In 2002 the Green Street Apartments recognized income of $1,289,000 including $42,000 in depreciation expense compared to a loss of $145,000 including $59,000 of depreciation expense in 2001, and a loss of $132,000 including $59,000 of depreciation expense in
2000. The property was foreclosed on October 1, 2002. Included in income for 2002 is an extraordinary gain on the extinguishment of debt of $1,423,902. The increase in loss from 2000 to 2001 is due to a decrease in rental income and an increase in commission expense. The decrease in rental income is due to a decrease in average occupancy (98% to 86%). The increase in commission expense is due to an increase in the turnover of apartment units.

              In 2002, the Loewy Building sustained a loss of $566,000 including $21,000 of depreciation and amortization expenses compared to a loss (exclusive of the impairment loss) of $745,000 including $290,000 of depreciation and amortization expense during 2001 and a loss of $650,000 including $286,000 of depreciation and amortization expense in 2000. Exclusive of the impairment loss, the decrease in loss from 2001 to 2002 is due to a decrease in depreciation expense, partially offset by an increase in insurance expense and real estate taxes. Depreciation expense decreased due to the impairment losses incurred during 2000 and 2001. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the property's assessed value. The increase in the loss from 2000 to 2001 is due to a decrease in rental income and an increase in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (38% to 36%). The increase in maintenance expense is due to an increase in cleaning and maintenance service.

           Summary of Minority Interests

              In 2002, the Registrant recognized income of $12,532 at Magazine Place compared to an income of $18,000 in 2001 and an income $16,000 in 2000. This investment is accounted for by the equity method. The decrease in income from 2001 to 2002 is due to the sale of the property during the second quarter of 2002. The increase in net income from 2000 to 2001 is due to a decrease in rental and operating expenses.

              Magazine Place was sold on June 26, 2002. As a result, the Registrant recognized a gain on sale of $271,576. The net proceeds received from the sale were used to pay accrued expenses of the Registrant.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------


                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                            Page
                                                              ----

   Consolidated  Balance  Sheets at  December  31,  2002       13
   (unaudited) and 2001

   Consolidated Statements of Operations for  the  Years       14
   Ended December 31, 2002 (unaudited), 2001, and 2000

   Consolidated  Statements  of  Changes  in   Partners'       15
   Equity   for  the  Years  Ended  December  31,   2002
   (unaudited), 2001, and 2000

   Consolidated Statements of Cash Flows for  the  Years       16
   Ended December 31, 2002 (unaudited), 2001, and 2000

   Notes   to   consolidated  financial   statements   -     17-24
  (Unaudited)


Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated       26
   Depreciation (Unaudited)

   Notes to Schedule XI - (Unaudited)                          27











All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2002 and 2001

                                Assets
                                ------
                                          2002           2001
                                          ----           ----
                                      (Unaudited)

Rental properties at cost:
 Land                                $   274,690    $   465,454
 Buildings and improvements            7,654,091      8,941,775
 Furniture and fixtures                  124,762        170,548
                                     -----------    -----------
                                       8,053,543      9,577,777
  Less - accumulated depreciation     (6,160,425)    (6,891,195)
                                     -----------    -----------
                                       1,893,118      2,686,582
Cash and cash equivalents                 24,207         24,568
Restricted cash                          118,080        125,703
Accounts receivable                       29,374        103,775
Investment in affiliate                        0        181,003
Other assets (net of accumulated
 amortization  of  $160,716  and
 $259,565)                               244,780        227,223
                                     -----------    -----------
          Total                      $ 2,309,559    $ 3,348,854
                                     ===========    ===========

                Liabilities and Partners' Equity
                --------------------------------
Liabilities:
 Debt obligations                    $ 7,365,328    $ 8,996,269
  Trade                                  974,166      1,208,816
  Related parties                        819,270        873,567
  Real estate tax                              0         21,174
 Interest payable                      2,211,324      2,994,518
 Tenant security deposits                 43,588         62,468
 Advances                                 13,657              0
 Other liabilities                        33,342         30,681
                                     -----------    -----------
          Total liabilities           11,460,675     14,187,493
Minority interest                      1,334,234              0
Partners' deficit                    (10,485,350)   (10,838,639)
                                     -----------    -----------
          Total                      $ 2,309,559    $ 3,348,854
                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
         For the years ended December 31, 2002, 2001 and 2000

                                      2002        2001        2000
                                      ----        ----        ----
                                   (Unaudited)
Revenues:
 Rental income                    $  907,392  $  931,137  $  936,392
 Interest income                       2,629       2,414       4,397
 Gain on sale of investment          271,576           0           0
                                  ----------  ----------  ----------
          Total revenues           1,181,597     933,551     940,789
                                  ----------  ----------  ----------
Costs and expenses:
 Rental operations                   635,660     567,915     552,505
 Interest                          1,264,379   1,068,080   1,068,425
 Depreciation and amortization       299,952     495,581     522,814
 Bad debt                             66,876           0           0
 Impairment loss                           0   2,264,000     820,000
                                  ----------  ----------  ----------
         Total costs and expenses  2,266,867   4,395,576   2,963,744
                                  ----------  ----------  ----------
Net loss before minority interest
 and equity in affiliate          (1,085,270) (3,462,025)  2,022,955)
Minority interest                      2,124           0           0
Equity in income of affiliate         12,532      17,757      16,004
                                  ----------  ----------  ----------
Net loss before extraordinary
 item                             (1,070,614) (3,444,268) (2,006,951)
Extraordinary gain on
 extinguishment of debt            1,423,902           0           0
                                  ----------  ----------  ----------
Net income (loss)                 $  353,288 ($3,444,268)($2,006,951)
                                  ==========  ==========  ==========

Net  loss per limited partnership
 unit:
 Net loss before minority interest
  and equity in affiliate        ($    76.85) ($  245.14)($   143.24)
 Minority interest                       .15           0           0
 Equity in income of affiliate           .89        1.26        1.13
                                  ----------  ----------  ----------
Net loss before extraordinary
 item                                 (75.81)    (243.88)    (142.11)
Extraordinary gain  on
 extinguishment of debt               100.82           0           0
                                  ----------  ----------  ----------
Net income (loss) per limited
 partnership unit                 $    25.01 ($   243.88)($   142.11)
                                  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)


        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2002, 2001 and 2000



                                     Dover
                                    Historic
                                    Advisors     Limited
                                     II (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1999      ($166,913)  ($ 5,220,508)  ($ 5,387,421)
Net loss                            (20,070)    (1,986,881)    (2,006,951)
                                   --------    -----------    -----------
Balance at December 31, 2000       (186,983)    (7,207,389)    (7,394,372)
Net loss                            (34,443)    (3,409,823)    (3,444,267)
                                   --------    -----------    -----------
Balance at December 31, 2001       (221,426)   (10,617,212)   (10,838,638)
Net income                            3,533        349,755        353,288
                                   --------    -----------    -----------
Balance at December 31, 2002
 (Unaudited)                      ($217,893)  ($10,267,457)  ($10,485,350)
                                   ========    ===========    ===========

 (1) General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 2002, 2001, and 2000.


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
         For the years ended December 31, 2002, 2001 and 2000

                                       2002        2001        2000
                                       ----        ----        ----
                                   (Unaudited)
Cash flows from operating
 activities:
 Net income (loss)                $  353,288 ($3,444,268) ($2,006,951)
 Adjustments to reconcile net loss
 to net cash:
 Depreciation and amortization       299,952     495,581      522,814
 Impairment loss                           0   2,264,000      820,000
 Gain on sale of investment         (271,576)          0            0
 Equity in income of affiliate       (12,532)    (17,757)     (16,004)
 Extraordinary gain on
  extinguishment of debt          (1,423,902)          0            0
 Minority interest                    (2,124)          0            0
Changes in assets and liabilities:
 Decrease (increase) in
  restricted cash
                                       7,624      55,852       (9,546)
 Decrease (increase) in accounts
  receivable
                                      74,401     (13,087)     (28,449)
 Increase in other assets            (29,067)    (64,530)      (8,585)
 (Decrease) increase in accounts
  payable - trade                   (234,651)     28,536       18,658
 (Decrease) increase in accounts
  payable - related parties          (54,297)     45,707       45,703

 (Decrease) increase in
  accounts payable - real estate     (21,174)     21,174            0
 (Decrease) increase in interest
  payable                           (126,734)    649,457      662,100
 (Decrease) increase in tenant
  security deposits                  (18,880)      4,584        2,001
 Increase in advances                 13,657           0            0
 Increase (decrease) in other
  liabilities                          2,669      (4,049)     (10,927)
                                  ----------  ----------   ----------
  Net cash (used in) provided by
   operating activities           (1,443,346)     21,200       (9,186)
                                  ----------  ----------   ----------
Cash flows from investing
 activities:
 Cash proceeds - sale of
  investment                         465,111           0            0
 Capital expenditures                (45,663)    (48,641)     (22,744)
                                  ----------  ----------   ----------
  Net cash provided by (used in)
   investing activities              419,448     (48,641)     (22,744)
                                  ----------  ----------   ----------
Cash flows from financing
 activities:
 Proceeds from debt obligations    3,135,464      40,487       21,437
 Payments of principal under
  debt obligations                (2,105,427)    (16,816)     (15,411)
 Distributions                        (6,500)          0            0
                                  ----------  ----------   ----------
  Net cash (used in) provided by
   financing activities            1,023,537      23,671        6,026
                                  ----------  ----------   ----------
Decrease in cash and cash
 equivalents                            (361)     (3,770)     (25,904)
Cash and cash equivalents at
 beginning of year                    24,568      28,338       54,242
                                  ----------  ----------   ----------
Cash and cash equivalents at
 end of year                      $   24,207  $   24,568   $   28,338
                                  ==========  ==========   ==========

Supplemental Disclosure of Cash
 Flow:
 Cash paid during the year
  for interest                    $1,336,459  $  418,623   $  406,325


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE A - ORGANIZATION
---------------------

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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

6.        Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,981.5 in 2002, 2001, and 2000).

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


NOTE C - IMPAIRMENT LOSS
------------------------

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


NOTE D - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE E - ACQUISITIONS
---------------------

The Partnership acquired five controlling or limited partnership interests in Ventures during the period October 1986 to July 1987, as discussed below.

In October 1986, the Partnership was admitted, with a 60% general partnership interest, to a Louisiana limited partnership which owns a building located in Louisiana consisting of 57 residential units, for a cash capital contribution of $600,000. Pursuant to the Amended and Restated Partnership Agreement, the Partnership's interest was reduced to 40% effective January 1, 1995. This investment was sold on June 26, 2002.

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

In July 1987, the Partnership was admitted, with a 99% general partnership interest, to a Pennsylvania general partnership which owns a building located in Pennsylvania consisting of 18 residential units, for a cash capital contribution of $800,000. The lender on the property foreclosed in October 2002.


NOTE F - DEBT OBLIGATIONS
-------------------------

Debt obligations are as follows:                      December 31,
                                                   2002          2001
                                                   ----          ----
                                               (Unaudited)
Mortgage loan, interest accrues at 11 1/2%,   $3,916,716    $ 3,873,752
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property

Note,  interest payable monthly at prime,        200,000       200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (6%  at
December 31, 2002 and 2001); due in 1997;
collateralized  by  the  related   rental
property (A)

Allowed unsecured claims in the amount of        158,612       158,612
$268,042; non-interest bearing

Note   payable,  interest  only  at  10%,         10,000        10,000
payable quarterly;  principal due in 1994
(A)

Mortgage loan, interest at 6.83%, payable      3,080,000     1,493,105
in   monthly   principal   and   interest
installments  of $10,070;  principal  due
November  2008;  collateralized  by   the
related rental property

Mortgage loan, interest accrues  at  15%,              0     1,942,681
interest only payable monthly to the extent of net operating income; principal due December 2008; collateralized by the related rental property (B)

Mortgage  loan, interest at 12%; interest
only   payable  to  the  extent  of   net
operating  income with a minimum  monthly
payment of $5,750; principal due in  July
2009;   collateralized  by  the   related
rental property (B)                                    0    1,318,119
                                              ----------   ----------
                                              $7,365,328   $8,996,269
                                              ==========   ==========

(A) Although this obligation has matured, the lenders have not made any demand for payment.

(B) The Green Street Apartments was foreclosed by the mortgage holder on October 1, 2002.

Approximate maturities of the mortgage loan obligations at December 31, 2002, (for each of the succeeding five years are as follows:

                                   (Unaudited)
                 2003              $  368,612
                 2004                  20,408
                 2005                  22,159
                 2006                  23,743
                 2007                  25,440
                 Thereafter         6,904,966
                                   ----------
                                   $7,365,328
                                   ==========


NOTE G - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Pursuant to certain agreements, the developers of the properties and limited partners in the Ventures are entitled to share in the following:

          a. 15% to 50% of net cash flow from operations above certain specified amounts (two properties)

          b.  30%  of the net proceeds, as defined, from the sale  or
refinancing  of  one  property.   The Partnership  is  entitled  to  a
priority distribution of such proceeds prior to any payment to the developer.


NOTE H - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2001 and 2002. Payments on the note are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2002 was $753,120. Although this obligation has matured, the lender has made no demand for payment.

In June 1998, the General Partner advanced the Partnership $66,150 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.


NOTE I - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                      For the years ended December 31,
                                     2002           2001          2000
                                     ----           ----          ----
                                  (Unaudited)
Net income (loss) - book         $   353,288 ($ 3,444,268) ($ 2,006,951)
Minority interest - affiliate          2,124            0             0
Minority interest -
 Magazine Place                      (12,532)           0             0
Excess of tax over book - gain on
 sale of investment                  466,470            0             0
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt             (737,736)           0             0
Excess of book over tax
 depreciation                       (183,976)      67,753        98,882
Minority interest - tax               10,658        7,047         6,078
Impairment loss adjustment                 0    2,264,000       820,000
                                 -----------  -----------   -----------
Net loss - tax                  ($   101,704)($ 1,105,468) ($ 1,081,991)
                                 ===========  ===========   ===========


Partners' equity - book         ($10,485,350)($10,838,639) ($ 7,394,371)
1987 distribution of interest
 on escrow deposits
 to limited partners                 (39,576)     (39,576)      (39,576)
Costs of issuance                  1,697,342    1,697,342     1,697,342
Cumulative tax under book loss     3,316,623    3,771,616     1,432,816
Magazine Place adjustment           (108,983)           0             0
                                 -----------  -----------   -----------
Partners' equity - tax          ($ 5,619,944)($ 5,409,257) ($ 4,303,789)
                                 ===========  ===========   ===========


NOTE J - GAIN ON SALE
---------------------

On June 26, 2002 Magazine Place was sold. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds from the sale were used to pay accrued expenses of the Registrant.


NOTE K - EXTRAORDINARY GAIN
---------------------------

On October 1, 2002 the Green Street Apartments were foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,423,902 which is the excess of the debt on the property over the net book value of the assets.


NOTE L - MINORITY INTEREST IN LINCOLN COURT
-------------------------------------------

On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.


NOTE M - QUARTERLY FINANCIAL DATA
---------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:



                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2002
                  ------------------------------------------------
Revenues:
 Rental income    $  217,784   $216,268       $239,383   $233,957
 Interest income       1,320        667            352        290
 Gain on sale of
  investment               0          0        271,576          0
                  ----------   --------       --------   --------
  Total revenues     219,104    216,935        511,311    234,247
                  ----------   --------       --------   --------
Costs and expenses:
 Rental
 operations          120,728    207,190        131,861    175,881
 Bad debt              1,838          0              0     65,038
 Interest            172,625    557,461        269,093    265,200
 Depreciation and
  amortization
                      46,624    124,772         64,282     64,275
                  ----------   --------       --------   --------
   Total costs
    and expenses     341,815    889,423        465,236    570,394
                  ----------   --------       --------   --------
Net (loss) income
 before equity in
 affiliate/minority
 int.               (122,711)  (672,488)        46,075   (336,147)
Minority Interest       (199)     2,323              0     11,491
Equity in income
 of  affiliate             0          0          1,041          0
Extraordinary
 gain on
 extinguishment of
 debt              1,423,902          0              0          0
                  ----------   --------       --------   --------
Net income (loss) $1,300,992  ($670,165)      $ 47,116  ($324,656)
                  ==========   ========       ========   ========

Net income (loss)
 per limited
 partnership
 unit:            $    92.11  ($  47.45)      $   3.34  ($  22.99)
                  ==========   ========       ========   ========



NOTE N - SUBSEQUENT EVENT
-------------------------

Effective as of April 23, 2003, the Loewy Building was foreclosed by the mortgage holder.

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------
                          DECEMBER 31, 2002
                             (Unaudited)




                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (c)         Land     ments      ments      (a)   Acquired
---------------  ------------    ----    --------- --------   ------- --------
64,000
square feet
of
commercial
space in
Winston                                                         1986-
Salem, NC          $4,275,328  $188,503 $3,951,731  $270,093    1988  11/14/86
Impairment
loss

58 apartment
units in                                                        1986-
Philadelphia,PA     3,090,000    86,187  3,524,715    32,314    1987   9/9/86
                   ----------  -------- ----------  --------
TOTAL              $7,365,328  $274,690 $7,476,446  $302,407
                   ==========  ======== ==========  ========



                             Gross Amount at which Carried at
                                    December 31, 2002
                             --------------------------------
                                     (Unaudited)



                               Buildings
                                  and                   Accumulated
                                Improv-      Total      Depreciation
Description           Land       ments      (d) (e)       (e) (f)
------------          ----     ---------    -------     -----------
64,000
square feet
of
commercial
space
in Winston-
Salem, NC          $188,503   $3,984,045  $4,172,548   $3,823,456

58 apartment
units in
Philadelphia, PA     86,187    3,794,808   3,880,995    2,336,969
                   --------   ----------  ----------   ----------
TOTAL              $274,690   $7,778,853  $8,053,543   $6,160,425
                   ========   ==========  ==========   ==========

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                         NOTES TO SCHEDULE XI
                         --------------------

                           December 31, 2002

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

(C)  See Note E to the financial statements for further information

(D) The aggregate cost of real estate owned at December 31, 2002, for federal income tax purposes is approximately $9,168,734. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(E)  Reconciliation of real estate:

                                    2002           2001           2000
                                    ----           ----           ----
                                (Unaudited)
Balance at beginning of year:  $12,661,777    $12,613,136    $12,590,391
Additions during the year:
 Improvements                       45,663         48,641         22,745
Subtractions during the year:
 Foreclosure of Green Street    (1,569,896)             0              0
                               -----------    -----------    -----------
Balance at end of year         $11,137,544    $12,661,777    $12,613,136
                               ===========    ===========    ===========

Reconciliation of accumulated depreciation:
                                    2002           2001           2000
                                    ----           ----           ----
Balance at beginning of year   $ 6,891,196    $ 6,424,759    $ 5,931,577
Depreciation expense for
 the year                          211,765        466,437        493,182
Foreclosure of Green Street       (942,536)             0              0
                               -----------    -----------    -----------
Balance at end of year         $ 6,160,425    $ 6,891,196    $ 6,424,759
                               ===========    ===========    ===========

(F) See Note B to the financial statements for depreciation method and lives.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

          None.


Item 9A.   Controls and Procedures
           -----------------------

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                               PART III
                               --------


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

             a. Identification of Directors - Registrant has no directors.

             b.     Identification of Executive Officers

               The General Partner of the Registrant is Dover Historic
Advisors  II  (DoHA-II),   a  Pennsylvania general  partnership.   The
partners of DoHA-II are as follows:


                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

SWDHA, Inc.      --  Partner in  No fixed     Since May 1997
                     DoHA-II       term

EPK, Inc.        --  Partner in  No fixed     Since May 1997
                     DoHA-II       term

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

             f.   Involvement in certain legal proceedings. - None.

             g.   Promoters and control persons.  - Not Applicable.

             h.     Audit committee financial expert. - None.


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

                Donna M. Zanghi (age 45) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi had previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 37) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


Item 11.  Executive Compensation
          ----------------------

          a. Cash Compensation - During 2002, Registrant paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10.

          b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2002 or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2002 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

              Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 2000 through 2002.

           a. Certain Business Relationships - Registrant has no directors.

           b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2002        2001
                                             ----        ----
                                          (Unaudited)

Audit Fees (1).........................        -         $5,000
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -         11,000
All Other Fees (4).....................        -           -
                                              --        -------
Total..................................       $-        $16,000
                                                        =======

  1. Audit Fees - Audit fees for the years ended December 31, 2001, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions, and with review of documents filed with the SEC.

  2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2001, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

  3. Tax Fees - Tax fees as of the years ended December 31, 2001, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

  4. All Other Fees -  All other fees as of the years ended December
     31, 2001, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                                PART IV
                                -------


Item 15. (A) Exhibits, Financial Statement Schedules
         -------------------------------------------

          1. Financial Statements:

             a. Consolidated Balance Sheets at December 31, 2002 (unaudited) and 2001.

             b.  Consolidated Statements of Operations for
                 the  Years Ended December 31, 2002 (unaudited),  2001
                 and 2000.

             c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2002 (unaudited), 2001 and 2000.

             d.  Consolidated Statements of Cash Flows for
                 the  Years Ended December 31, 2002 (unaudited),  2001
                 and 2000.

             e.  Notes to consolidated financial statements. (unaudited)


          2. Financial statement schedules (unaudited):

             a. Schedule XI- Real Estate and Accumulated Depreciation.
                (Unaudited)

             b. Notes to Schedule XI. (Unaudited)


          3.Exhibits:

          (a)   Exhibit Number      Document
                --------------      --------
                    3               Registrant's  Amended   and
                                    Restated   Certificate   of
                                    Limited   Partnership   and
                                    Agreement    of     Limited
                                    Partnership,     previously
                                    filed  as part of Amendment
                                    No.   2   of   Registrant's
                                    Registration  Statement  on
                                    Form       S-11,        are
                                    incorporated   herein    by
                                    reference

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  31 (Not attached) General Partners Opinion
                                    Certification
                                    (To be filed with amended
                                    10-K/A)

                  32 (Not attached) Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To  be  filed with amended
                                    10-K/A)


          (c) Exhibits:  See Item 15(A)(3) above.

                              SIGNATURES
                              ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 1, 2005   DIVERSIFIED HISTORIC INVESTORS III
       -----------------
                            By: Dover Historic Advisors II, its
                                general partner

                                By: EPK, Inc., managing partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President
                                         (principal executive
                                         officer, principal
                                         financial officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DIVERSIFIED HISTORIC INVESTORS III

                            By: Dover Historic Advisors II, its
                                general partner

                                By: EPK, Inc., managing partner

Date:  September 1, 2005            By: /s/ Spencer Wertheimer
       -----------------                ----------------------
                                        SPENCER WERTHEIMER
                                        President
                                         (principal executive
                                         officer, principal
                                         financial officer)