Form 10-Q
period 2003-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-01
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2003
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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

Registrant's telephone number, including area code (215) 557-9800
                                                   -------------------


                                    N/A
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended March 31, 2003 containing "unreviewed" and "unaudited" consolidated financial statements.

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

In the interim, the Registrant is filing the consolidated financial statements contained throughout this quarterly report as "unreviewed" and "unaudited." The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1.   Financial Statements
          --------------------

          The financial statements presented have not been reviewed or audited by an independent auditor

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                              March 31, 2003   December 31, 2002
                              --------------   -----------------

Rental properties, at cost:
 Land                          $   274,690         $   274,690
 Buildings and improvements      7,654,091           7,654,091
 Furniture and fixtures            124,762             124,762
                               -----------         -----------
                                 8,053,543           8,053,543
Less - accumulated
 depreciation                   (6,198,998)         (6,160,425)
                               -----------         -----------
                                 1,854,545           1,893,118
Cash and cash equivalents           19,038              24,207
Restricted cash                    135,961             118,080
Accounts  and  notes receivable     31,667              29,374
Other assets (net of
 amortization  of
 $165,180 and $160,716)            298,325             244,780
                               -----------         -----------
     Total                     $ 2,339,536         $ 2,309,559
                               ===========         ===========

                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations              $ 7,331,289         $ 7,365,328
 Accounts payable:
  Trade                            968,072             974,166
  Related parties                  830,695             819,270
Interest payable                 2,308,334           2,211,324
Tenant security deposits            52,270              43,587
Advances                           200,584              13,657
Other liabilities                   44,604              33,343
                               -----------         -----------
     Total liabilities          11,735,848          11,460,675
Minority interests               1,272,454           1,334,234
Partners' deficit              (10,668,766)        (10,485,350)
                               -----------         -----------
     Total                     $ 2,339,536         $ 2,309,559
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                  Three months ended
                                       March 31,
                                 2003             2002
                                 ----             ----
Revenues:
 Rental income                $205,543          $233,957
 Interest income                   280               290
                              --------          --------
     Total revenues            205,823           234,247
                              --------          --------
Costs and expenses:
 Rental operations             208,249           175,881
 Bad debt expense                    0            65,038
 Interest                      150,806           265,200
 Depreciation and
  amortization                  43,038            64,275
                              --------          --------
    Total costs and expenses   402,093           570,394
                              --------          --------
Net loss before minority
 interest and equity in
 affiliate                    (196,270)         (336,147)
Minority interest               12,855                 0
Equity in income of affiliate        0            11,491
                              --------          --------
Net loss                     ($183,415)        ($324,656)
                              ========          ========

Net loss per limited
 partnership unit:
 Loss before minority
 interest equity in
 affiliate                   ($  13.90)        ($  23.80)
Minority interest                  .91                 0
Equity in loss of affiliate          0               .81
                              --------          --------
Net loss                     ($  12.99)        ($  22.99)
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Three months ended
                                                  March 31,
                                             2003          2002
                                             ----          ----
Cash flows from operating activities:
 Net loss                              ($  183,415)    ($324,656)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization             43,038        64,275
  Equity in income of affiliate                  0       (11,491)
  Minority interest                        (12,855)            0
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash    (17,881)       25,561
 (Increase) decrease in accounts
  receivable                                (2,293)       66,271
 (Increase) decrease in other assets       (58,009)       18,972
 Increase (decrease) in accounts
  payable - trade                           (6,094)      (11,911)
 Increase in accounts payable - related
  parties                                   11,426        11,426
 Increase in interest payable               97,009       148,520
 Decrease in real estate tax payable             0       (21,008)
 Increase in advances                      186,928             0
 Increase in accrued liabilities            11,261        10,290
 Increase (decrease) in tenant
  security deposits                          8,681        (1,131)
                                       -----------     ---------
Net cash provided by (used in)              77,796       (24,882)
 operating activities
                                       -----------     ---------
Cash flows from financing activities:
 Borrowings under debt obligations       3,050,000        48,964
 Principal payments under debt          (3,084,039)       (4,738)
  obligations
 Distributions                             (48,926)            0
                                       -----------     ---------
Net cash (used in) provided by
 financing activities                      (82,965)       44,226

                                       -----------     ---------
(Decrease) increase in cash and cash
 equivalents                                (5,169)       19,344
Cash and cash equivalents at beginning
 of period                                  24,207        24,568
                                       -----------     ---------
Cash and cash equivalents at end of
  period                               $    19,038     $  43,912
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

We have prepared the consolidated financial statements without a review or audit by an independent auditor. The new independent auditor will review the consolidated financial statements and the Registrant will endeavor to proceed with this audit as expeditiously as possible. No auditor has opined that the "unreviewed" and "unaudited" consolidated financial statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the Registrant for the periods reported in accordance with generally accepted accounting principles.

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - GAIN ON SALE
---------------------

On June 26, 2002 Magazine Place was sold. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds from the sale were used to pay accrued expenses of the Registrant.


NOTE 3 - EXTRAORDINARY GAIN
---------------------------

On October 1, 2002 the Green Street Apartments were foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,423,902 which is the excess of the debt on the property over the net book value of the assets.


NOTE 4 - MINORITY INTEREST IN LINCOLN COURT
-------------------------------------------

On September 26, 2002, the Lincoln Court first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed on January 31, 2003.


NOTE 5 - SUBSEQUENT EVENT
-------------------------
On April 29, 2003, the Loewy Building was foreclosed upon by the mortgage holder.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of March 31, 2003, Registrant had cash of $19,038. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2003, Registrant had restricted cash of $135,962 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

              On October 1, 2002 the Green Street Apartments was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,423,902 which is the excess of the debt on the property over the net book value of the assets.

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

          (2)       Capital Resources

                 Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the 20% minority interest owner of Lincoln Court has agreed to fund capital expenditures at terms similar to the first mortgage.

          (3)  Results of Operations

              During the first quarter of 2003, Registrant incurred a net loss of $183,415 ($12.99 per limited partnership unit) compare to a loss of $324,656 ($22.99 per limited partnership unit) for the same period in 2002.

              Rental income decreased $28,414 from $233,957 during the first quarter of 2002 to $205,543 during the same period in 2003. The decrease in rental income from the first quarter of 2002, compared to the same period in 2003, is due to a decrease in average occupancy at Lincoln Court (97% to 93%) and the foreclosure of the Green Street Apartments, partially offset by an increase in average rental rates at the Loewy Building.

             Rental operations expense increased $32,367 from $175,881 during the first quarter of 2002 to $208,249 during the same period in 2003. The increase in rental operations expense is due to an increase in maintenance expense and utilities expense at Lincoln Court and an increase in utilities expense at the Loewy Building, partially offset by a decrease in maintenance expense at the Loewy Building. The increase maintenance expense at Lincoln Court is due to an increase in snow removal and non-contracted elevator service repair. Utilities expense increased at Lincoln Court due to an increase in gas charges. The increase in utilities expense at the Loewy Building is due to an increase in electricity charges. The decrease in maintenance expense at the Loewy Building is due to a decrease in maintenance service.

              Interest expense decreased $114,394 from $265,200 in the first quarter of 2002 to $150,806 in the same period in 2003. The decrease in interest expense is due to the conversion of debt to equity and the refinance of the first mortgage at Lincoln Court and the foreclosure of the Green Street Apartments.

              Losses incurred at the Registrants two properties during the first quarter of 2003 were approximately $172,000 compared to losses of $321,000 during the same period in 2002.

              In  the first quarter of 2003 Registrant incurred a loss
of $51,000 at Lincoln Court including $39,000 of depreciation and amortization expense, compared to a loss of $85,000, including $41,000 of depreciation and amortization expense in the first quarter of 2002. The decrease in loss from the first quarter of 2002, compared to the same period in 2003, is due to the decrease in interest expense, partially offset by a decrease in rental income and an increase in maintenance expense and utilities expense. The decrease in interest expense is due to the conversion of debt to equity and the refinance of the first mortgage. The decrease in rental income is due to the decrease in average occupancy (97% to 93%). The increase in maintenance expense is due to an increase in snow removal and non-contracted elevator service repair. The increase in utilities expense is due to an increase in gas charges.

               On September 26, 2002, the Lincoln Court first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed January 31, 2003.

               In the first quarter of 2003 Registrant incurred a loss of $121,000 at the Loewy Building, including $4,000 of amortization expense, compared to a loss of $188,000 including $5,000 of depreciation and amortization expense in the first quarter of 2002. The decrease in loss from the first quarter of 2002, compared to the same period in 2003, is due to an increase in rental income, a decrease in bad debt expense, a decrease in maintenance expense, partially offset by an increase in utilities expense. The increase in rental income is due to an increase in average rental rates. The decrease in bad debt expense is due to the default of a commercial tenant that occurred in 2002. The decrease in maintenance expense is due to a decrease in maintenance service. The increase in utilities expense is due to an increase in electricity charges.

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



Item 4.   Controls and Procedures
          -----------------------

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 1.   Legal Proceedings
          -----------------

           To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

           No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 5.   Other Information
          -----------------

               None.


Item 6.   Exhibits and Reports
          --------------------

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

            31 (Not attached)   General     Partners    Opinion
                                Certification
                                (To  be filed with amended  10-
                                Q/A)

            32 (Not attached)   Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002
                                (To  be filed with amended  10-
                                Q/A)

                              SIGNATURES
                              ----------


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