Form 10-Q
period 2003-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-01
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2003
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June 30, 2003 containing "unreviewed" and "unaudited" consolidated financial statements.

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


                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1.   Financial Statements
          --------------------

          The financial statements presented have not been reviewed or audited by an independent auditor.


                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                June 30, 2003    December 31, 2002
                                -------------    -----------------
Rental properties, at cost:
 Land                              $  123,794        $   274,690
 Buildings and improvements         4,008,631          7,654,091
 Furniture and fixtures               124,762            124,762
                                   ----------        -----------
                                    4,257,187          8,053,543
Less - accumulated depreciation    (2,414,116)        (6,160,425)
                                   ----------        -----------
                                    1,843,071          1,893,118
Cash and cash equivalents              12,358             24,207
Restricted cash                       148,372            118,080
Accounts and notes receivable          30,301             29,374
Other assets (net of
 amortization of $0 and
 $160,716)                            108,574            244,780
                                   ----------        -----------
     Total                         $2,142,676        $ 2,309,559
                                   ==========        ===========


                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations                  $3,047,832        $ 7,365,328
 Accounts payable:
  Trade                               898,976            974,166
  Related parties                     842,121            819,270
 Interest payable                           0          2,211,324
 Advances                             200,584             13,657
 Other liabilities                      9,882             33,343
 Tenant security deposits              49,860             43,587
                                   ----------        -----------
     Total liabilities              5,049,255         11,460,675
Minority interest                   1,266,431          1,334,234
Partners' deficit                  (4,173,010)       (10,485,350)
                                   ----------        -----------
     Total                         $2,142,676        $ 2,309,559
                                   ==========        ===========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months             Six months
                          ended June 30,          ended June 30,
                         2003        2002        2003        2002
                         ----        ----        ----        ----

Revenues:
 Rental income      $  152,609    $239,383  $  358,152   $  473,340
 Interest income           166         352         446          642
 Gain on sale of             0     271,576           0      271,576
                    ----------    --------  ----------   ----------
 Total revenues        152,775     511,311     358,598      745,558
                    ----------    --------  ----------   ----------
Costs and expenses:
 Rental operations      89,214     131,861     297,463      307,742
 Interest              108,005     269,093     258,811      534,293
 Bad debt                5,236           0       5,236       65,038
 Depreciation and
  amortization         121,548      64,282     164,585      128,557
                    ----------    --------  ----------   ----------

  Total costs and
  expenses             324,003     465,236     726,095    1,035,630
                    ----------    --------  ----------   ----------
(Loss) income before
 minority interest
 and equity
 in affiliate         (171,228)     46,075    (367,497)    (290,072)
Minority interest        1,024           0      13,878            0
Equity in income of
 affiliate                   0       1,041           0       12,532
                    ----------    --------  ----------   ----------
Net (loss) income
 before extraordinary
 item                 (170,204)     47,116   (353,619)     (277,540)
Extraordinary gain on
 extinguishment of
 debt                6,665,959           0   6,665,959            0
                    ----------    --------  ----------   ----------
Net income (loss)   $6,495,755    $ 47,116  $6,312,340  ($  277,540)
                    ==========    ========  ==========   ==========

Net income (loss) per
 limited partnership
 unit:
 Income (loss) before
  minority interest
  and equity in
  affiliate        ($    12.12)   $   3.26 ($    25.04) ($    20.54)
Minority interest          .07           0           0            0
Equity in income of
 affiliate                   0         .08           0          .89
Extraordinary gain      472.00           0      472.00            0
                    ----------    --------  ----------   ----------
Net Income (loss)   $   459.95    $   3.34  $   446.96  ($    19.65)
                    ==========    ========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                Six months ended
                                                    June 30,
                                               2003          2002
                                               ----          ----
Cash flows from operating activities:
 Net income (loss)                        $6,312,340     ($277,540)
 Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
  Depreciation and amortization              164,585       128,557
  Gain on sale of affiliate                        0      (271,576)
  Extraordinary gain on
   extinguishment of debt                          0       (12,532)
  Equity in income of affiliate           (6,665,959)            0
  Minority interest                          (13,879)            0
 Changes in assets and liabilities:
  Increase in restricted cash                (30,292)      (14,218)
  Increase in accounts receivable               (927)      (47,018)
  (Increase) decrease in other assets         (8,010)       20,235
  (Decrease) increase in accounts
   payable - trade                           (22,929)        7,256
  Increase in accounts payable -
   related parties                            22,852        22,851
  Decrease in accounts payable - real
   estate taxes                                    0       (21,175)
  Increase in tenant security deposits        11,274         3,679
  Increase in interest payable               135,545       315,263
  Decrease in accrued liabilities            (18,392)       (7,966)
  Increase in advances                       186,928             0
                                         -----------     ---------
 Net cash provided by (used in)
  operating activities                        73,136      (154,184)
                                         -----------     ---------
Cash flows from investing activities:
 Cash proceeds - sale of investment                0       465,111
                                         -----------     ---------
Net cash provided by investing
 activities                                        0       465,111
                                         -----------     ---------
Cash flows from financing activities:
 Proceeds from debt obligation             3,061,632        48,964
 Payment of principal under debt
  obligations                             (3,092,691)       (8,996)
 Distributions                               (53,926)            0
                                         -----------     ---------
Net cash (used in) provided by
 financing activities                        (84,985)       39,968
                                         -----------     ---------
(Decrease) increase in cash and
 cash equivalents                            (11,849)      350,895
Cash and cash equivalents at
 beginning of period                          24,207        24,568
                                         -----------     ---------
Cash and cash equivalents at end of
 period                                  $    12,358     $ 375,463
                                         ===========     =========

The accompaying notes are an integral part of these financial statements.

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

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - EXTRAORDINARY GAIN
---------------------------

On April 29, 2003 the Loewy Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,665,959 which is the excess of the debt on the property over the net book value of the assets.

On October 1, 2002 the Green Street Apartments was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,423,902 which is the excess of the debt on the property over the net book value of the assets.


NOTE 3 - GAIN ON SALE
---------------------

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

             As of June 30, 2003, Registrant had cash of $12,358. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2003, Registrant had restricted cash of $148,372 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                It is the Registrant's intention to continue to hold the remaining property until it can no longer meet the debt service requirements and the property is foreclosed, or the market value of the property increases to a point where it can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

              On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,665,959 which is the excess of the debt on the property over the net book value of the assets.

              On October 1, 2002 the Green Street Apartments was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,423,902 which is the excess of the debt on the property over the net book value of the assets.

              On June 26, 2002, Magazine Place was sold. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds from the sale were used to pay accrued expenses of the Registrant

              On September 26, 2002, the Lincoln Court first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed January 31, 2003.

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

          (3)  Results of Operations

              During the second quarter of 2003, Registrant recognized net income of $6,495,755 ($459.95 per limited partnership unit) compared to a net income of $47,116 ($3.34 per limited partnership unit) for the same period in 2002. For the first six months of 2003, the Registrant recognized a net income of $6,312,340 ($446.96 per limited partnership unit) compared to a net loss of $277,540 ($19.65 per limited partnership unit) for the same period in 2002. Included in net income for the second quarter and the first six months of 2003 is an extraordinary gain in the amount of $6,665,959.

              Rental income decreased $86,774 from $239,383 in the second quarter of 2002 to $152,609 in the same period of 2003 and decreased $115,188 from $473,340 in the first six months of 2002 to $358,152 in the same period of 2003. The decrease in rental income from the second quarter and the first six months of 2002, compared to the same periods in 2003 is due to the foreclosure of the Loewy Building.

              Rental operations expense decreased by $42,647 from $131,861 in the second quarter of 2002 to $89,214 in the same period of 2003 and decreased $10,279 from $307,742 from the first six months of 2002 to $297,463 in the same period of 2003. The decrease in rental operations expense from the second quarter and the first six months of 2002, compared to the same periods in 2003, is due to the foreclosure of the Loewy Building, partially offset by an increase in maintenance expense at Lincoln Court. The increase in maintenance expense is due to the increase in non-contracted cleaning service, elevator service and HVAC service.

              Interest expense decreased $161,088 from $269,093 in the second quarter of 2002 to $108,005 in the same period of 2003 and decreased $275,482 from $534,293 for the first six months of 2002 to $258,811 in the same period of 2003. The decrease in interest expense from the second quarter and first six months of 2002, compared to the same periods in 2003, is due to a decrease at Lincoln Court and the Loewy Building. The decrease in interest expense at Lincoln Court is due to the conversion of debt to equity and the refinance of the first mortgage. The decrease in interest expense at the Loewy Building is due to the foreclosure of the property on April 29, 2003.

              Losses incurred during the second quarter of 2003 at the Registrant's properties were approximately $230,000 compared to a loss of approximately $210,000 for the same period in 2002. For the first six months of 2003, the Registrant's properties incurred losses of approximately $409,000 compared to a loss of approximately $531,000 for the same period in 2002.

             In the second quarter of 2003, Registrant incurred a loss of $4,000 at Lincoln Court including $39,000 of depreciation and amortization expense, compared to a loss of $74,000 including $41,000 of depreciation and amortization expense in the second quarter of 2002 and for the first six months of 2003, Registrant incurred a loss of $56,000 including $77,000 of depreciation and amortization expense, compared to a loss of $159,000 including $82,000 of depreciation and amortization expense for the same period in 2002. The decrease in net loss from the second quarter, and the first six months of 2002, compared to the same periods in 2003, is due to a decrease in interest expense, partially offset by an increase in maintenance expense. The decrease in interest expense is due to the conversion of debt to equity and the refinance of the first mortgage. The increase in maintenance expense is due to the increase in non contracted cleaning service, elevator service and HVAC service.

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

              In the second quarter of 2003, Registrant recognized an income of $6,441,000 at the Loewy Building, including $83,000 of amortization expense, compared to a loss of $112,000 including $5,000 of depreciation and amortization expense in the second quarter of 2002 and for the first six months of 2003, Registrant recognized an income of $6,312,000 including $87,000 of amortization expense, compared to a loss of $300,000, including $10,000 of depreciation and amortization expense for the same period of 2002. Included in net income for the second quarter and the first six months of 2003 is an extraordinary gain in the amount of $6,659,959. On April 29, 2003, the Loewy
Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,665,959 which is the excess of the debt on the property over the net book value of the assets.

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


Date:  September 31, 2005  DIVERSIFIED HISTORIC INVESTORS III
       ------------------

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