Form 10-Q
period 2003-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-01
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2003
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended September 30, 2003 containing "unreviewed" and "unaudited" consolidated financial statements.

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


                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                               September 30, 2003   December 31, 2002
                               ------------------   -----------------
Rental properties, at cost:
 Land                               $  123,794          $   274,690
 Buildings and improvements          4,008,631            7,654,091
 Furniture and fixtures                124,762              124,762
                                    ----------          -----------
                                     4,257,187            8,053,543
Less - accumulated depreciation     (2,452,689)          (6,160,425)
                                    ----------          -----------
                                     1,804,498            1,893,118
Cash and cash equivalents               18,383               24,207
Restricted cash                        146,597              118,080
Accounts and notes receivable           25,102               29,374
Other assets (net of
 amortization of $0 and $160,716)      120,620              244,780
                                    ----------          -----------
     Total                          $2,115,200          $ 2,309,559
                                    ==========          ===========


                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations                   $3,039,573          $ 7,365,328
 Accounts payable:
  Trade                                898,385              974,166
  Related parties                      853,547              819,270
 Interest payable                            0            2,211,324
 Other liabilities                      18,979               33,343
 Advances                              200,584               13,657
 Tenant security deposits               40,902               43,587
                                    ----------          -----------
     Total liabilities               5,051,970           11,460,675
Minority interest                    1,262,698            1,334,234
Partners' deficit                   (4,199,468)         (10,485,350)
                                    ----------          -----------
     Total                          $2,115,200          $ 2,309,559
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2003        2002        2003        2002
                         ----        ----        ----        ----

Revenues:
 Rental income        $119,802    $216,268  $  477,954   $  689,608
 Interest income           292         667         738        1,310
 Gain on sale of
  investment                 0           0           0      271,576
                      --------    --------  ----------   ----------
   Total revenues      120,094     216,935     478,692      962,494
                      --------    --------  ----------   ----------
Costs and expenses:
 Rental operations      53,480     207,190     350,943      514,933
 Interest               58,232     557,461     317,044    1,091,754
 Bad debt                    0           0       5,236       65,037
 Depreciation and
   amortization         38,573     124,772     203,158      253,329
                      --------    --------  ----------   ----------
Total costs and
 expenses              150,285     889,423     876,381    1,925,053
                      --------    --------  ----------   ----------

Loss before minority
 interest and equity
 in affiliate         ( 30,191)   (672,488)   (397,689)    (962,559)
Minority interest        3,732       2,323      17,611        2,323
Equity in income of
  affiliate                  0           0           0       12,532
                      --------    --------  ----------   ----------
Net loss before
 extraordinary item    (26,459)   (670,165)   (380,078)    (947,704)
Extraordinary gain on
 extinguishment of debt      0           0   6,665,959            0
                      --------    --------  ----------   ----------
Net (loss) income     ($26,459)  ($670,165) $6,285,881  ($  947,704)
                       =======    ========  ==========   ==========

Net (loss) income per
 limited partnership
 unit:
 Loss before minority
 interest
 and equity  in
 affiliate           ($   2.14)  ($  47.61)($    28.16) ($    68.15)
Minority interest          .26         .16        1.25          .16
Equity in income of
 affiliate                   0           0           0          .89
Extraordinary gain           0           0      472.00            0
                      --------    --------  ----------   ----------
Net (loss) income    ($   1.88)  ($  47.45) $   445.09  ($    67.10)
                       =======    ========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2003          2002
                                             ----          ----

Cash flows from operating activities:
 Net income (loss)                       $6,285,881  ($  947,704)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization             203,158      253,329
  Gain on sale of investment                      0     (271,576)
  Extraordinary gain on                  (6,665,959)           0
   extinguishment of debt
  Equity in income of affiliate                   0      (12,532)
  Minority interest                         (17,611)      (2,323)
 Changes in assets and liabilities:
  Increase in restricted cash               (28,517)     (22,036)
  Decrease (increase) in accounts
   receivable                                 4,272       (2,693)
  Increase in other assets                  (20,054)     (29,068)
  Decrease in accounts payable - trade      (23,519)    (113,374)
  Decrease in accounts payable - real
   estate taxes                                   0      (21,174)
  Increase (decrease) in accounts
   payable - related parties                 34,277      (68,223)
  Increase (decrease) in interest
   payable                                  135,545     (255,058)
  Decrease in accrued liabilities            (9,295)     (12,518)
  Increase in advances                      186,928            0
  Increase (decrease) in tenant
   security deposits                          2,314       (8,851)
                                         ----------   ----------
Net cash provided by (used in)
 operating activities                        87,420   (1,513,801)
                                         ----------   ----------
Cash flows from investing activities:
 Cash proceeds - sale of investment               0      465,111
                                         ----------   ----------
Net cash provided by investing activities         0      465,111
                                         ----------   ----------
Cash flows from financing activities:
 Proceeds from debt obligations           3,061,630    3,135,464
 Payment of principal under
  debt obligations                       (3,100,951)  (2,097,427)
  Distributions                             (53,923)           0
                                         ----------   ----------
Net cash (used in ) provided by
 financing activities                       (93,244)   1,038,037
                                         ----------   ----------
Decrease in cash and cash equivalents        (5,824)     (10,653)
Cash and cash equivalents at
 beginning of period                         24,207       24,568
                                         ----------   ----------
Cash and cash equivalents at
 end of period                           $   18,383   $   13,915
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


NOTE 4 - MINORITY INTEREST
--------------------------

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

             As of September 30, 2003, Registrant had cash of $18,383. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2003, Registrant had restricted cash of $146,597 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

              It is the Registrant's intention to continue to hold the remaining property until it can no longer meet the debt service requirement and the property is foreclosed, or the market value of the property increases to a point where it can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

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

          (2)       Capital Resources

                 Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment in the foreseeable future. If the need for capital expenditures does arise, the 20% minority inertest owner for Lincoln Court has agreed to fund capital expenditures at terms similar to the first mortgage.

          (3)       Results of Operations

                During the third quarter of 2003, the Registrant incurred a net loss of $26,459 ($1.88 per limited partnership unit) compared to a net loss of $670,165 ($47.45 per limited partnership unit) in the same period of 2002. For the first nine months of 2003, the Registrant recognized a net income of 6,285,881 ($445.09 per limited partnership unit) compared to a net loss of $947,704 ($67.10 per limited partnership unit) in the same period of 2002. Included in net income for the first nine months of 2003 is an extraordinary gain in the amount of $6,665,959.

                Rental income decreased $96,466 from $216,268 during the third quarter of 2002 to $119,802 in the same period of 2003 and decreased $211,654 from $689,608 during the first nine months of 2002 to $477,954 in the same period of 2003. The decrease in rental income is due to the foreclosure of Green Street Apartments and the Loewy Building, partially offset by an increase at Lincoln Court. The increase in rental income at Lincoln Court is due to the increase in average monthly rental rates.

                Rental operations expense decreased $153,710 from $207,190 during the third quarter of 2002 to $53,480 in the same period of 2003 and decreased $163,990 from $514,933 during the first nine months of 2002 to $ $350,943 in the same period of 2003. The decrease in rental operations is due to the foreclosure of the Green Street Apartments and the Loewy Building and a decrease in commission expense and insurance expense at Lincoln Court. The decrease in commission expense is due to a decrease in apartment turnover. The decrease in insurance expense is due to insurance market conditions.

                         Interest  expense  decreased  $499,229   from
$557,461 during the third quarter of 2002 to $58,232 in the same period of 2003, and decreased $774,711 from $1,091,754 during the first nine months of 2002 to $317,043 in the same period of 2003. The decrease in interest expense at Lincoln Court is due to the conversion of debt to equity and the refinance of the first mortgage. The decrease in interest expense at the Loewy Building and the Green Street Apartments is due to the foreclosure of the properties.

                The loss incurred during the third quarter at the Registrant's property was approximately $15,000, compared to a loss of approximately $647,000 for the same period in 2002. For the first nine months of 2003 the Registrant's property incurred a loss of approximately $346,000 compared to a loss of approximately $1,177,000 for the same period in 2002.

               During the third quarter of 2003, Registrant incurred a loss of $15,000 at Lincoln Court including $39,000 of depreciation and amortization expense, compared to a loss of $466,000 including $100,000 of depreciation and amortization expense in the same period of 2002. For the first nine months of 2003, Registrant incurred a loss of $70,000 including $116,000 of depreciation and amortization expense, compared to a loss of $625,000 including $182,000 of depreciation and amortization in the same period of 2002. The decrease in loss from the third quarter and the first nine months of 2002, compared to the same periods in 2003 is due to an increase in rental income, a decrease in interest expense, a decrease in commission expense and a decrease in insurance expense. The increase in rental income is due to an increase in average monthly rental rates. The decrease in interest expense is due to the conversion of debt to equity and the refinance of the first mortgage. The decrease in commission expense is due to a decrease in apartment turnover. The decrease in insurance expense is due to insurance market conditions.

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

               For the first nine months of 2003 Registrant recognized net income of $6,320,007, including $87,000 of amortization expense at the Loewy Building compared to a loss of $428,000, including $16,000 of amortization expense in the first nine months of 2002.
On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,665,959 which is the excess of the debt on the property over the net book value of the assets.

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

Date: September 1, 2005    DIVERSIFIED HISTORIC INVESTORS III
      -----------------
                           By: Dover Historic Advisors II, General
                               Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ------------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)