Form 10-K
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-02
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                         ---------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2003 and 2002. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2003 containing "unaudited" consolidated financial statements.

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

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2003 and 2002, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

             a.     General Development of Business

              Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under Pennsylvania Law. As of
December 31, 2003, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned five properties or interest therein. Three properties have been lost due to foreclosure and one property was sold. See Item 2. Properties, for a description thereof. It currently owns one property interest. For a discussion of the operations  of  the  Registrant, See Part  II,  Item  7.  Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results   of
Operations.

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

                Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. The property in which the Registrant has an interest is held for rental operations. Registrant anticipates that the property will continue to be held for this purpose. As real property values increase, the Registrant will re-evaluate its investment strategy regarding the property.

                As of December 31, 2003, Registrant owned an interest in one property located in Pennsylvania. The property is an apartment building which contains 58 apartment units. As of December 31, 2003, 47 apartment units were under lease at monthly rental rates ranging from $495 to $1,800. Rental of the apartments is not seasonal. For further discussion of the properties, see Item 2. Properties.

                The Registrant is affected by and subject to the general competitive conditions of the residential real estate industries. The competition for residential tenants in the local market where the Registrant's property is located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential property is located in Philadelphia, PA very close to the "city line," ie. the boundary between Philadelphia and a neighboring suburb. Many potential residents would prefer to live on the non-city side, to avoid paying the city wage tax. The Registrant attempts to keep its rents at a level that is low enough to offset the difference. At this location, the competition for tenants remains stiff and several similar buildings exist. The apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

                Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

          d.   Financial Information About Foreign and
               Domestic Operations and  Export Sales

See Item 8.   Financial Statements and Supplementary Data.


Item 2.    Properties
           ----------

              As of the date hereof, Registrant owned an interest in one property. A summary description of the property held at December 31, 2003 is given below.

              a. Lincoln Court - consists of 58 apartment units in three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 80% equity owner of this property. Registrant acquired and rehabilitated the property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred) which were funded by Registrant's equity contributions, including mortgage financing of $1,730,000 and a note payable of $10,000 (total balance due of $10,000 at December 31, 2003). The note payable bears interest at 10%. It is payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan was obtained. In 1991, a $100,000 third mortgage loan was obtained which was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest were to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage. In November 1998, the Registrant restructured the mortgage notes. On September 26, 2002, the Lincoln Court first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed on January 31, 2003.

             The property is managed by BCMI. As of December 31, 2003, 47 residential units (81%) were under lease at monthly rents ranging from $495 to $1,800. All leases are renewable, one-year leases. The occupancy for the previous four years was 95% for 2002, 98% for 2001, 86% for 2000, and 88% for 1999. The monthly rental ranges for the previous four years were $475 to $1,800 during 2002, $471 to $1,700 during 2001, $460 to $1,700 during 2000 and $460 to $1,565 during
1999. For tax purposes, this property has a federal tax basis of $3,481,292 and the building and improvements are depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $38,452 which is based on an assessed value of $426,880 taxed at a rate of $82.64 per $1,000. No one tenant occupies ten percent or more of the building. The Registrant believes that the property is adequately covered by insurance.


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

                                PART II
                                -------


Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

              a.     There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 82 Units of record were sold or exchanged in 2003.

              b.    As  of  December 31, 2003, there were  1,594
record holders of   Units.

             c. Registrant did not declare any cash dividends in 2003 or 2002.


Item 6.   Selected Financial Data
          -----------------------

              The following selected financial data are for the five years ended December 31, 2003. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                  2003       2002       2001       2000       1999
                  ----       ----       ----       ----       ----
              (unaudited) (unaudited)


Rental
 income      $  600,842 $  907,392  $  931,137  $  936,392  $1,257,195
Interest
 income             849      2,629       2,414       4,397       3,866
Net income
 (loss)       6,233,860    353,288  (3,444,268) (2,006,951) (1,070,903)
Net income
 (loss)
  per  Unit      441.41      25.01     (243.88)    (142.11)     (75.83)
Total assets
 (net of
 depreciation
 and
 amortization)2,085,830  2,309,559   3,348,854    6,024,542  7,307,432
Debt
 obligations  3,030,680  7,365,328   8,996,269    8,972,599  8,966,573


Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)       Liquidity

                 At December 31, 2003, Registrant had cash of approximately $22,932. Registrant uses cash generated from operations primarily to fund operating expenses and debt service. In recent years the Registrant has realized significant losses, including the foreclosure of three properties. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. The Registrant is not aware of any additional sources of liquidity.

               As of December 31, 2002, Registrant had restricted cash of $140,141 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)       Results of Operations

                During 2003, Registrant recognized net income of $6,233,860 ($441.41 per limited partnership unit) compared to a net income of $353,288 ($25.01 per limited partnership unit) in 2002 and a net loss of $3,444,268 ($243.88 per limited partnership unit) in 2001. Included in net income for 2003 is an extraordinary gain on extinguishment of debt of $6,665,959. Included in net income for 2002 are a gain on sale of $271,576 and an extraordinary gain on extinguishment of debt of $1,423,902.

                Rental income was $600,842 in 2003, $907,192 in  2002,
and $931,137 in 2001. The decrease in rental income from 2002 to 2003 is due to the foreclosure of Green Street Apartments and the Loewy Building. This decrease is partially offset by an increase in rental income at Lincoln Court due to an increase in average monthly rental rates. The decrease in rental income from 2001 to 2002 is due to a decrease at Lincoln Court due to a decrease in average occupancy (98% to 95%).

              Rental operations expense was $389,559 in 2003, $635,660 in 2002, and $567,915 in 2001. The decrease from 2002 to 2003 is due to the foreclosure of the Green Street Apartments and the Loewy Building and a decrease in rental operations expense at Lincoln Court due to a decrease in maintenance expense, partially offset by an increase in utilities expense. The decrease in maintenance expense is due to a decrease in maintenance service, trash collections and plumbing and electrical expenses. The increase in utilities expense is due to an increase in gas charges. The increase from 2001 to 2002 is due to an increase in insurance expense and utilities expense at Lincoln Court and the Loewy Building and an increase in real estate tax expense at the Loewy Building, partially offset by a decrease in maintenance expense at Lincoln Court. The increase in insurance expense at Lincoln Court and the Loewy Building is due to insurance market conditions. The increase in real estate tax expense at the Loewy Building is due to an increase in the property's assessed value. The decrease in maintenance expense is due to the decrease in plumbing and electrical and alarm service expenses.

              Interest  expense  was $390,338 in 2003,  $1,264,379  in
2002, and $1,068,080 in 2001. The decrease in interest expense from 2002 to 2003 is due to the foreclosure of the Green Street Apartments and the Loewy Building. The decrease in interest expense at Lincoln Court is due to the conversion of debt to equity and the refinance of the first mortgage. The increase in interest expense from 2001 to 2002 is due to the prepayment penalty incurred upon the refinancing of the Lincoln Court first mortgage.

              Depreciation and amortization was $258,186 in 2003, $299,952 in 2002, and $495,581 in 2001. The decrease from 2002 to 2003 is due to the foreclosure of the Green Street Apartments and the Loewy Building and a decrease in amortization expense at Lincoln Court, partially offset by an increase in depreciation expense. The decrease in amortization expense is due to the additional expenses incurred during 2002 due to the refinance of the first mortgage loan. The increase in depreciation expense is due to capital expenditures. The decrease from 2001 to 2002 is due to the impairment loss incurred at the Loewy Building in 2001 and the foreclosure of Green Street in 2002.

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

             In 2003, a loss of approximately $375,000 was incurred at the Registrant's properties, compared to a loss of $99,000 in 2002 and $1,140,000 in 2001. A discussion of property operations/activities follows:

              During 2003, the Registrant incurred a loss of $100,000 at Lincoln Court including $171,000 of depreciation and amortization expense, compared to a loss of $624,000 including $182,000 of depreciation and amortization expense in 2002, and a loss of $269,000 including $165,000 of depreciation and amortization expense in 2001. The decrease in loss from 2002 to 2003 is due to an increase in rental income and decreases in maintenance expense, interest expense and amortization expense, partially offset by an increase in depreciation expense. The increase in rental income is due to an increase in average monthly rental rates. The decrease in maintenance expense is due to a decrease in maintenance service, trash collection services, and plumbing and electrical expenses. The decrease in interest expense and amortization expense are due to additional expenses incurred during the second half of 2002 due to the loan refinance. The increase in depreciation expense is due to capital expenditures. The increase in loss from 2001 to 2002 is due to a decrease in rental income and an increase in utilities expense, insurance expense, real estate tax expense and depreciation expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (98% to 95%). The increase in utilities expense is due to an increase in electricity charges. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the assessed value of the property. The increase in depreciation expense is due to capital expenditures. The decrease in maintenance expense is due to a decrease in plumbing and electrical and alarm service expenses.

              On June 30, 1992 Diversified Historic Properties, Inc. ("DHP"), a partner of the Registrant's general partner, assigned to Dover Limited (D, LTD), its parent, a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2003 and 2002. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 2003 was $798,823.

                In 2002 the Green Street Apartments recognized income of $1,289,000 including $42,000 in depreciation expense compared to a loss of $145,000 including $59,000 of depreciation expense in 2001. The property was foreclosed on October 1, 2002. Included in income for 2002 is an extraordinary gain on the extinguishment of debt of $1,423,902.

                In 2003, the Loewy Building recognized income of $6,320,000 including $87,000 of amortization expense compared to a loss of $566,000 including $21,000 of depreciation and amortization expenses in 2002, and a loss (exclusive of the impairment loss) of $745,000 including $290,000 of depreciation and amortization expense during 2001. The property was foreclosed on April 29, 2003. Included in income for 2003 is an extraordinary gain on the extinguishment of debt of $6,665,959.

           Summary of Minority Interests

              In 2002, the Registrant recognized income of $12,532 at Magazine Place compared to an income of $18,000 in 2001. This investment is accounted for by the equity method. The decrease in income from 2001 to 2002 is due to the sale of the property during the second quarter of 2002.

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


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements :                          Page
                                                             ----

   Consolidated Balance Sheets at December 31, 2003-2002       11
(unaudited)

   Consolidated Statements of Operations for  the  Years       12
Ended December 31, 2003-2002 (unaudited), and 2001

   Consolidated  Statements  of  Changes  in   Partners'       13
Equity  for  the Years Ended December  31,  2003-2002
(unaudited), and 2001

   Consolidated Statements of Cash Flows for  the  Years       14
Ended December 31, 2003-2002 (unaudited), and 2001

   Notes   to   consolidated  financial   statements   -     15-22
(Unaudited)


Financial statement schedules: - (Unaudited)

   Schedule   XI   -   Real   Estate   and   Accumulated       24
Depreciation (Unaudited)

   Notes to Schedule XI - (Unaudited)                          25








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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                      December 31, 2003 and 2002
                              (Unaudited)

                                Assets
                                ------

                                          2003        2002
                                          ----        ----
Rental properties at cost:
 Land                                $  123,794  $   274,690
 Buildings and improvements           4,008,630    7,654,091
 Furniture and fixtures                 158,958      124,762
                                     ----------  -----------
                                      4,291,382    8,053,543
  Less - accumulated depreciation    (2,496,860)  (6,160,425)
                                     ----------  -----------
                                      1,794,522    1,893,118
Cash and cash equivalents                22,932       24,207
Restricted cash                         140,141      118,080
Accounts receivable                      10,007       29,374
Other assets (net of accumulated
 amortization of $10,858 and $160,716)  118,228      244,780
                                     ----------  -----------
          Total                      $2,085,830  $ 2,309,559
                                     ==========  ===========

                Liabilities and Partners' Equity
                --------------------------------
Liabilities:
 Debt obligations                    $3,030,680  $ 7,365,328
  Trade                                 908,952      974,166
  Related parties                       864,973      819,270
 Interest payable                        15,698    2,211,324
 Tenant security deposits                39,797       43,588
 Advances                               200,584       13,657
 Other liabilities                       26,257       33,342
                                     ----------  -----------
          Total liabilities           5,086,941   11,460,675
Minority interest                     1,250,379    1,334,234
Partners' deficit                    (4,251,490) (10,485,350)
                                     ----------  -----------
          Total                      $2,085,830  $ 2,309,559
                                     ==========  ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001



                                        2003       2002        2001
                                        ----       ----        ----
                                    (Unaudited) (Unaudited)
Revenues:
 Rental income                     $  600,842  $  907,392  $  931,137
 Interest income                          849       2,629       2,414
 Gain on sale of investment                 0     271,576           0
                                   ----------  ----------  ----------
          Total revenues              601,691   1,181,597     933,551
                                   ----------  ----------  ----------
Costs and expenses:
 Rental operations                    389,559     635,660     567,915
 Interest                             390,338   1,264,379   1,068,080
  Depreciation and amortization       258,186     299,952     495,581
  Bad debt                             20,637      66,876           0
  Impairment loss                           0           0   2,264,000
                                   ----------  ----------  ----------
          Total costs and expenses  1,058,720   2,266,867   4,395,576
                                   ----------  ----------  ----------
Net loss before minority interest
 and equity in affiliate             (457,029) (1,085,270) (3,462,025)
Minority interest                      24,930       2,124           0
Equity in income of affiliate               0      12,532      17,757
                                   ----------  ----------  ----------
Net loss before extraordinary item   (432,099) (1,070,614) (3,444,268)
Extraordinary gain on
 extinguishment of debt             6,665,959   1,423,902           0
                                   ----------  ----------  ----------
Net income (loss)                  $6,233,860  $  353,288 ($3,444,268)
                                   ==========  ==========  ==========

Net  income  (loss)  per  limited
 partnership unit:
Net loss before minority interest
 and equity in affiliate          ($    32.36)($    76.85)($   245.14)
Minority interest                        1.77         .15           0
Equity in income of affiliate               0         .89        1.26
                                   ----------   ---------  ----------
Net loss before extraordinary item     (30.59)     (75.81)    (243.88)
Extraordinary gain on
 extinguishment of debt                472.00      100.82           0
                                   ----------  ----------  ----------
Net  income  (loss)  per  limited
 partnership unit                  $   441.41  $    25.01 ($   243.88)
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------

         For the years ended December 31, 2003, 2002 and 2001

                                     Dover
                                    Historic
                                    Advisors     Limited
                                     II (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($186,983)  ($ 7,207,389)  ($ 7,394,372)
Net loss                            (34,443)    (3,409,825)    (3,444,2667)
                                   --------    -----------    -----------
Balance at December 31, 2001       (221,426)   (10,617,214)   (10,838,638)
Net income                            3,533        349,755        353,288
                                   --------    -----------    -----------
Balance at December 31, 2002
 (Unaudited)                       (217,893)   (10,267,459)   (10,485,350)
Net income                           62,339      6,171,521      6,233,860
                                   --------    -----------    -----------
Balance at December 31, 2003
 (Unaudited)                      ($155,554)  ($ 4,095,938)  ($ 4,251,490)
                                   ========    ===========    ===========

 (1) General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 2003, 2002, and 2001.


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
         For the years ended December 31, 2003, 2002 and 2001

                                      2003        2002        2001
                                      ----        ----        ----
Cash flows from operating          (Unaudited) (Unaudited)
 activities:
 Net income (loss)                $6,233,860  $  353,288 ($3,444,268)
 Adjustments to reconcile net loss
 to net cash:
 Depreciation and amortization       258,186     299,952     495,581
 Impairment loss                           0           0   2,264,000
 Gain on sale of investment                0    (271,576)          0
 Equity in income of affiliate             0     (12,532)    (17,757)
Extraordinary gain on
 extinguishment of debt           (6,665,959) (1,423,902)          0
Minority interest                    (24,930)     (2,124)          0
Changes in assets and liabilities:
 (Increase) decrease in restricted
  cash                               (22,061)      7,624      55,852
 Decrease (increase) in accounts
  receivable                          19,367      74,401     (13,087)
 Increase in other assets            (28,519)    (29,067)    (64,530)
 (Decrease) increase in accounts
  payable - trade                    (12,953)   (234,651)     28,536
 Increase (decrease) in accounts
 payable - related parties            45,703     (54,297)     45,707
 (Decrease) increase in
  accounts payable - real estate           0     (21,174)     21,174
 Increase (decrease) in interest
  payable                            151,243    (126,734)    649,457
 Increase (decrease) in tenant
  security deposits                    1,209     (18,880)      4,584
 Increase in advances                186,927      13,657           0
 (Decrease) increase in other
  liabilities                         (2,016)      2,669      (4,049)
                                  ----------  ----------  ----------
  Net cash provided by (used in)
   operating activities              140,057  (1,443,346)     21,200
                                  ----------  ----------  ----------
Cash flows from investing
 activities:
 Cash proceeds - sale of
 investment                               0      465,111           0
 Capital expenditures                (34,195)    (45,663)    (48,641)
                                  ----------  ----------  ----------
  Net cash (used in) provided
   by investing activities           (34,195)    419,448     (48,641)
                                  ----------  ----------  ----------
Cash flows from financing
 activities:
  Proceeds from debt obligations   3,061,632   3,135,464      40,487
  Payments of principal under
  debt obligations                (3,109,843) (2,105,427)    (16,816)
  Distributions                      (58,926)     (6,500)          0
                                  ----------  ----------  ----------
  Net cash (used in) provided by
   financing activities             (107,137)  1,023,537      23,671
                                  ----------  ----------  ----------
Decrease in cash and cash
 equivalents                          (1,275)       (361)     (3,770)
Cash and cash equivalents at
 beginning of year                    24,207      24,568      28,338
                                  ----------  ----------  ----------
Cash and cash equivalents at
 end of year                      $   22,932  $   24,207  $   24,568
                                  ==========  ==========  ==========


  Cash paid during the year
  for interest                   $   122,964  $1,336,459  $  418,623
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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.        Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships (the "Ventures"), in which the Partnership has a controlling interest with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owned a minority interest of 40% in one partnership which it accounts for on the equity method. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for those years.

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

In October 1986, the Partnership was admitted, with a 60% general partnership interest, to a Louisiana limited partnership which owned a building located in Louisiana consisting of 57 residential units, for a cash capital contribution of $600,000. Pursuant to the Amended and Restated Partnership Agreement, the Partnership's interest was reduced to 40% effective January 1, 1995. This investment was sold on June 26, 2002.

In November 1986, the Partnership was admitted, with a 99% general partnership interest, to a Pennsylvania general partnership which owned a building located in North Carolina consisting of 64,000 square feet of commercial space, for a cash contribution of $2,450,000. The lender on the property foreclosed in April 2003.

In December 1986, the Partnership was admitted, with a 99% general partnership interest, to a Maryland general partnership which owned a property located in Maryland consisting of 55 residential units and 14,800 square feet of commercial space, for a cash contribution of $3,508,700. The lender on the property foreclosed in January 1996.

In March 1987, the Partnership purchased a property consisting of three buildings (58 residential units) located in Pennsylvania for a cash capital contribution of $500,000. The Partnership's interest in the property was reduced to 80% in September of 2002 when the second mortgage lender exchanged its debt for a 20% equity interest in the property.

In July 1987, the Partnership was admitted, with a 99% general partnership interest, to a Pennsylvania general partnership which owned a building located in Pennsylvania consisting of 18 residential units, for a cash capital contribution of $800,000. The lender on the property foreclosed in October 2002.


NOTE F - DEBT OBLIGATIONS - (Unaudited)
---------------------------------------

Debt obligations are as follows:                       December 31,
                                                   2003           2002
                                                   ----           ----
Mortgage loan, interest accrues at  11 1/2%,  $          0    $3,916,716
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property. (B)

Note,  interest payable monthly at prime,               0        200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (6%  at
December 31, 2002 and 2001); due in 1997;
collateralized  by  the  related   rental
property (A) (B)

Allowed unsecured claims in the amount of               0        158,612
$268,042; non-interest bearing (B)

Note   payable,  interest  only  at  10%,          10,000         10,000
payable quarterly;  principal due in 1994
(A)

Mortgage   loan,  interest   at   6.035%,
payable in monthly principal and interest
installments  of $18,355;  principal  due
February  2013;  collateralized  by   the
related rental property                         3,020,680      3,080,000
                                               ----------     ----------
                                               $3,030,680     $7,365,328
                                               ==========     ==========

(A) Although this obligation has matured, the lenders have not made any demand for payment.

(B)  The Loewy Building was foreclosed by the mortgage holder on April
     29, 2003.

Approximate maturities of the mortgage loan obligations at December 31, 2003, for each of the succeeding five years are as follows:

                                   (Unaudited)

                 2004             $    36,106
                 2005                  38,385
                 2006                  40,807
                 2007                  43,383
                 2008                  46,121
                 Thereafter         2,825,878
                                   ----------
                                   $3,030,680
                                   ==========


NOTE G - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2002 and 2003. Payments on the note are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2003 was $798,823. Although this obligation has matured, the lender has made no demand for payment.

In June 1998, the General Partner advanced the Partnership $66,150 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.


NOTE H - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                      For the years ended December 31,
                                      2003          2002          2001
                                      ----          ----          ----
                                    (Unaudited) (Unaudited)

Net income (loss) - book         $6,233,860    $   353,288  ($ 3,444,268)
Minority interest - affiliate             0          2,124             0
Minority interest - Magazine
 Place                                    0        (12,532)            0
Excess of tax over book - gain on
 sale of investment                       0        466,470             0
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt          (3,473,922)      (737,736)            0
Excess of book over tax
 (tax over book) depreciation       337,989       (183,976)       67,753
 Other                               50,000              0             0
Minority interest - tax            (120,284)        10,658         7,047
Minority loss adjustment                  0              0     2,264,000
                                 ----------    -----------  ------------
Net loss - tax                   $3,027,643   ($   101,704) ($ 1,105,468)
                                 ==========    ===========   ===========

Partners' equity - book         ($4,251,490)  ($10,485,350) ($10,838,639)
1987 distribution of interest
 on escrow deposits
 to limited partners                (39,576)       (39,576)      (39,576)
Costs of issuance                 1,697,342      1,697,342     1,697,342
Cumulative tax under book loss        1,423      3,316,623     3,771,616
Magazine Place adjustment                 0       (108,983)            0
                                 ----------    -----------  ------------
Partners' equity - tax          ($2,592,301)  ($ 5,619,944) ($ 5,409,257)
                                 ==========    ===========   ===========


NOTE I - GAIN ON SALE
---------------------

On June 26, 2002 Magazine Place was sold. As a result, the Registrant recognized a gain on sale in the amount of $271,576. The net proceeds from the sale were used to pay accrued expenses of the Registrant.


NOTE J - EXTRAORDINARY GAIN
---------------------------

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


NOTE K - MINORITY INTEREST IN LINCOLN COURT
-------------------------------------------

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


NOTE L - QUARTERLY FINANCIAL DATA
---------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:

                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------
Revenues:
 Rental income      $122,888   $119,802     $  152,609   $205,543
 Interest income         111        292            166        280
                    --------   --------     ----------   --------
  Total revenues     122,999    120,094        152,775    205,823
                    --------   --------     ----------   --------
Costs and expenses:
 Rental operations    38,616     53,480         89,214    208,249
 Interest             73,295     58,232        108,005    150,806
 Bad debt             15,400          0          5,236          0
 Depreciation and
  amortization        55,028     38,573        121,548     43,038
                    --------   --------     ----------   --------
Total costs and
  expenses           182,339    150,285        324,003    402,093
                    --------   --------     ----------   --------
Loss before minority
 interest and equity
 inaffiliate         (59,340)   (30,191)      (171,228)  (196,270)
Minority interest      7,320      3,732          1,024          0
Equity in income of
 affiliate                 0          0              0     12,855
                    --------   --------     ----------   --------
Net loss before
 extraordinary
 item                (52,020)   (26,459)      (170,204)  (183,415)
Extraordinary gain
 on extinguishment
 of debt                   0          0      6,665,959          0
                    --------   --------     ----------   --------
Net (loss) income  ($ 52,020) ($ 26,459)   ($6,495,755) ($183,415)
                    ========   ========     ==========   ========

Net (loss) income per
 limited partnership
 unit:
 Loss before minority
  interest and equity
  in affiliate     ($   4.20) ($  47.61)   ($    12.12) ($  13.90)
Minority interest        .52        .16            .07        .91


Extraordinary gain         0          0         472.00          0
                    --------   --------     ----------   --------
Net (loss) income  ($   3.68) ($  47.45)    $   459.95  ($  12.99)
                    ========   ========     ==========   ========

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------

                          DECEMBER 31, 2003
                          -----------------
                             (Unaudited)


                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (c)         Land     ments      ments      (a)   Acquired
---------------  ------------    ----    --------- --------   ------- --------
58 apartment
units in                                                        1986-
Philadelphia,PA    $3,030,680  $123,794 $3,524,715  $642,873    1987   9/9/86



                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------
                                     (Unaudited)



                               Buildings
                                  and                   Accumulated
                                Improv-      Total      Depreciation
Description           Land       ments      (d) (e)       (e) (f)
------------          ----     ---------    -------     -----------
58 apartment
units in
Philadelphia, PA    $124,794  $4,167,588  $4,292,382   $2,496,860

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                         NOTES TO SCHEDULE XI
                         --------------------

                           December 31, 2003

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

(C)  See Note E to the financial statements for further information

(D) The aggregate cost of real estate owned at December 31, 2003, for federal income tax purposes is approximately $3,481,292. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(E)  Reconciliation of real estate:


                                       2003        2002         2001
                                       ----        ----         ----
                                    (unaudited) (unaudited)

Balance at beginning of year:    $11,137,544   $12,661,777  $12,613,136
Additions during the year:
 Improvements                         34,196        45,663       48,641
Subtractions during the year:
 Foreclosure of Green Street               0    (1,569,896)           0
 Foreclosure of Loewy Building    (6,880,358)            0            0
                                 -----------   -----------  -----------
Balance at end of year           $ 4,291,382   $11,137,544  $12,661,777
                                 ===========   ===========  ===========

Reconciliation of accumulated depreciation:

                                       2003        2002         2001
                                       ----        ----         ----
Balance at beginning of year     $ 6,160,425   $ 6,891,196  $ 6,424,759
Depreciation expense for the year    258,186       211,765      466,437
Foreclosure of Green Street                0      (942,536)           0
Foreclosure of Loewy Building     (3,921,751)            0            0
                                 -----------   -----------  -----------
Balance at end of year           $ 2,496,860   $ 6,160,425  $ 6,891,196
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

      None.


Item 9A.   Controls and Procedures
           -----------------------

           We  maintain  disclosure controls and procedures  that  are
designed to    ensure that information required to be disclosed in our
Securities Exchange Act of 1934    reports is recorded, processed, and
that  such  information  is accumulated and      communicated  to  our
management, including our managing partner's principal       executive
officer  and  principal  financial officer, as appropriate,  to  allow
timely  decisions    regarding required disclosure.  In designing  and
evaluating  the  disclosure controls and  procedures,  our  management
recognized that any controls and procedures, no matter       how  well
designed  and  operated,  can  provide only  reasonable  assurance  of
achieving       the  desired control objectives,  and  our  management
necessarily was required to apply  its judgment in evaluating the cost-
benefit relationship of possible controls and     procedures.

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

                Donna M. Zanghi (age 46) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi had previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 38) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


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


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2003        2002
                                             ----        ----
                                          (Unaudited)(Unaudited)

Audit Fees (1).........................        -           -
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -           -
All Other Fees (4).....................        -           -
                                              --          --
Total..................................       $-          $-


       1.   Audit Fees

       2.   Audit-Related Fees

       3.   Tax Fees

       4.   All Other Fees

                                PART IV
                                -------


Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

          1. Financial Statements:

                       a. Consolidated Balance Sheets at December 31, 2003-2002 (unaudited)

                       b. Consolidated Statements of Operations for the Years Ended December 31, 2003-2002 (unaudited) and 2001.

                       c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2003-2002 (unaudited) and 2001.

                       d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003-2002 (unaudited) and 2001.

                       e.   Notes to consolidated financial
                 statements - (unaudited.)


                 2.   Financial statement schedules - (unaudited )
                       a.    Schedule XI- Real Estate and  Accumulated
                 Depreciation.

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

Date: September 2, 2005    DIVERSIFIED HISTORIC INVESTORS III
      -----------------

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

Date: September 2, 2005             By: /s/ Spencer Wertheimer
      -----------------                 ----------------------
                                        SPENCER WERTHEIMER
                                        President
                                        (principal executive
                                         officer, principal
                                         financial officer)