Form 10-Q
period 2004-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-02
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended March 31, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                 March 31, 2004   December 31, 2003
                                 --------------   -----------------
Rental properties, at cost:
 Land                              $  123,794          $  123,794
 Buildings and improvements         4,008,630           4,008,630
 Furniture and fixtures               158,958             158,958
                                   ----------          ----------
                                    4,291,382           4,291,382
Less - accumulated depreciation    (2,535,433)         (2,496,860)
                                   ----------          ----------
                                    1,755,949           1,794,522

Cash and cash equivalents              10,948              22,932
Restricted cash                       113,598             140,141
Accounts  and  notes receivable        11,208              10,007
Other assets (net of
 amortization  of $10,858)            138,827             118,228
                                   ----------          ----------
     Total                         $2,030,530          $2,085,830
                                   ==========          ==========

                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations                  $3,021,656          $3,030,680
 Accounts payable:
  Trade                               914,347             908,952
  Related parties                     876,398             864,973
 Interest payable                      15,651              15,698
 Tenant security deposits              35,877              39,797
 Advances                             200,584             200,584
 Other liabilities                     15,127              26,257
                                   ----------          ----------
     Total liabilities              5,079,640           5,086,941
Minority interests                  1,243,073           1,250,379
Partners' deficit                  (4,292,183)         (4,251,490)
                                   ----------          ----------
     Total                         $2,030,530          $2,085,830
                                   ==========          ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                       Three months ended
                                           March 31,
                                       2004          2003
                                       ----          ----
Revenues:
 Rental income                      $116,115      $205,543
 Interest income                         404           280
                                    --------      --------
     Total revenues                  116,519       205,823
                                    --------      --------
Costs and expenses:
 Rental operations                    68,524       208,249
 Interest                             57,420       150,806
 Depreciation and amortization        38,573        43,038
                                    --------      --------
     Total costs and expenses        164,517       402,093
                                    --------      --------
Net loss  before minority interest   (47,998)     (196,270)
Minority interest                      7,305        12,855
                                    --------      --------
Net loss                           ($ 40,693)    ($183,415)
                                    ========      ========

Net loss per limited
 partnership unit:
 Net loss before minority
  interest                         ($   3.40)   ($   13.90)
 Minority interest                       .52           .91
                                    --------      --------
Net loss per limited
 partnership unit                  ($   2.88)   ($   12.99)
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                 Three months ended
                                                      March 31,
                                                 2004          2003
                                                 ----          ----
Cash flows from operating activities:
 Net loss                                     ($40,693)  ($  183,415)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                 38,573        43,038
  Minority interest                             (7,305)      (12,855)
 Changes in assets and liabilities:
  Decrease (increase) in restricted cash        26,543       (17,881)
  Increase in accounts receivable               (1,201)       (2,293)
  Increase in other assets                     (20,600)      (58,009)
  Increase (decrease)  in accounts
   payable - trade                               5,395        (6,094)
 Increase in accounts payable -
  related parties                               11,426        11,426
 (Decrease) increase in interest payable           (47)       97,009
 Increase in advances                                0       186,928
 (Decrease) increase in other liabilities      (11,131)       11,261
 (Decrease) increase in tenant security
  deposits                                      (3,920)        8,681
                                               -------    ----------
Net cash (used in) provided by
 operating activities                           (2,960)       77,796
                                               -------    ----------
Cash flows from financing activities:
 Borrowings under debt obligations                   0     3,050,000
 Principal payments under debt bligations       (9,024)   (3,084,039)
 Distributions                                       0       (48,926)
                                               -------    ----------
Net cash (used in) provided by
 financing activities                           (9,024)      (82,965)
                                               -------    ----------
Decrease in cash and cash equivalents          (11,984)       (5,169)
Cash and cash equivalents at beginning
 of period                                      22,932        24,207
                                               -------    ----------
Cash and cash equivalents at end of period     $10,948   $    19,038
                                               =======   ===========


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


NOTE 3 - MINORITY INTEREST IN LINCOLN COURT
-------------------------------------------

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of March 31, 2004, Registrant had cash of $10,948. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2004, Registrant had restricted cash of $113,598 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties inability of to generate sufficient cash flow to pay their operating expenses and debt service.

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

          (3)  Results of Operations

              During the first quarter of 2004, Registrant incurred a net loss of $40,693 ($2.88 per limited partnership unit) compared to a loss of $183,415 ($12.99 per limited partnership unit) for the same period in 2002.

              Rental income decreased $89,428 from $205,543 during the first quarter of 2003 to $116,115 during the same period in 2004. The decrease in rental income is due to a decrease in average occupancy at the Lincoln Court Apartments (93% to 73%) and a decrease in rental income at the Loewy Building due to the property's foreclosure during the second quarter of 2003.

               Rental operations expense decreased $139,725 from $208,249 during the first quarter of 2003 to $68,524 during the same period in 2004. The decrease in rental operations expense is mainly attributable to the foreclosure of the Loewy Building during the second quarter of 2003. The decrease in rental operations expense at Lincoln Court is due to a decrease in leasing commissions and a decrease in insurance expense and real estate tax expense. The decrease in leasing commissions is due to a decrease in turnover of apartment units. The decrease in insurance expense and real estate tax expense is due to the change in accounting method used to record the expenses in 2004.

              Interest expense decreased $93,386 from $150,806 in the first quarter of 2003 to $57,420 during the same period in 2004. The decrease in interest expense is due to the foreclosure of the Loewy Building during the second quarter of 2003. The decrease in interest expense at Lincoln Court is due to the refinance of the first mortgage that was finanlized during the first quarter of 2003.

              Losses incurred at the Registrant's property during the first quarter of 2004 were approximately $29,000 compared to losses of $172,000 during the same period in 2003.

              In the first quarter of 2004 Registrant incurred a loss of $29,000 at Lincoln Court including $39,000 of depreciation and amortization expense, compared to a loss of $51,000, including $39,000 of depreciation and amortization expense in the first quarter of 2003. The decrease in loss from the first quarter of 2003, compared to the same period in 2004 is due to a decrease in rental operations expense, partially offset by a decrease in rental income and an increase in interest expense. The decrease in rental operations expense is due to a decrease in leasing commissions due to a decrease in turnover of apartment units and a decrease in insurance expense and real estate tax expense is due to the change in accounting method used to record the expenses in 2004. The decrease in rental income is due to a decrease in average occupancy (93% to 73%). The decrease in interest expense is due to the refinance of the first mortgage that was finalized during the first quarter of 2003.

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

                In the first quarter of 2003 the Registrant incurred a
loss   of  $121,000  at  the  Loewy  Building,  including  $4,000   of
amortization expense.

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


                      DIVERSIFIED HISTORIC INVESTORS III

                      By: Dover Historic Advisors II, its
                                general partner

                           By: EPK, Inc., managing partner


Date:  September 2, 2005        By: /s/ Spencer Wertheimer
       -----------------            ------------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer) of the Registrant's
                                    managing partner, EPK., Inc.