Form 10-Q
period 2004-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-02
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                   June 30, 2004    December 31, 2003
                                   -------------    -----------------
Rental properties, at cost:
 Land                              $  123,794            $  123,794
 Buildings and improvements         4,008,630             4,008,630
 Furniture and fixtures               158,958               158,958
                                   ----------            ----------
                                    4,291,382             4,291,382
Less - accumulated depreciation    (2,574,007)           (2,496,860)
                                   ----------            ----------
                                    1,717,375             1,794,522
Cash and cash equivalents               4,544                22,932
Restricted cash                       136,752               140,141
Accounts and notes receivable          10,340                10,007
Other assets (net of amortization
 of 10,858)                           124,503               118,228
                                   ----------            ----------
     Total                         $1,993,514            $2,085,830
                                   ==========            ==========

                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations                  $3,012,995            $3,030,680
 Accounts payable:
  Trade                               945,277               908,952
  Related parties                     887,824               864,973
Interest payable                       15,103                15,698
Advances                              200,584                39,797
Other liabilities                      12,562               200,584
Tenant security deposits               38,655                26,257
                                   ----------            ----------
     Total liabilities              5,113,000             5,086,941
Minority interest                   1,231,283             1,250,379
Partners' deficit                  (4,350,769)           (4,251,490)
                                   ----------            ----------
     Total                         $1,993,514            $2,085,830
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                           Three months             Six months
                          ended June 30,          ended June 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----

Revenues:
 Rental income        $102,886  $  152,609    $219,001   $  358,152
 Interest income           225         166         628          446
                      --------  ----------    --------   ----------
 Total revenues        103,111     152,775     219,629      358,598
                      --------  ----------    --------   ----------
Costs and expenses:
 Rental operations      74,537      89,214     143,060      297,463
 Interest               57,281     108,005     114,701      258,811
 Other                   3,095           0       3,095            0
 Bad debt                    0       5,236           0        5,236
 Depreciation and
  amortization          38,573     121,548      77,147      164,585
                      --------  ----------    --------   ----------
  Total costs and
   expenses            173,486     324,003     338,003      726,095
                      --------  ----------    --------   ----------
(Loss) income before
 minority interest     (70,375)   (171,228)   (118,374)    (367,497)
Minority interest       11,790       1,024      19,095       13,878
                      --------  ----------    --------   ----------
Net (loss) income
 before extraordinary
 item                  (58,585)   (170,204)    (99,279)    (353,619)
Extraordinary gain on
 extinguishment of debt      0   6,665,959           0    6,665,959
                      --------  ----------    --------   ----------
Net income (loss)    ($ 58,585)($6,495,755)  ($ 99,279)  $6,312,340
                      ========  ==========    ========   ==========


Net income (loss) per
 limited partnership
 unit:
 Income (loss) before
  minority interest  ($   4.98)($    12.12)  ($   8.38) ($    26.02)
Minority interest          .83         .07        1.35          .98
Extraordinary gain           0      472.00           0       472.00
                      --------  ----------    --------   ----------
Net Income (loss)    ($   4.15) $   459.95   ($   7.03)  $   446.96
                      ========  ==========    ========   ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                    June 30,
                                               2004          2003
                                               ----          ----
Cash flows from operating activities:
 Net (loss) income                          ($99,279)   $6,312,340
 Adjustments to reconcile net loss to
  net cash
  provided by operating activities:
   Depreciation and amortization              77,147       164,585
   Extraordinary gain on
    extinguishment of debt                         0    (6,665,959)
   Minority interest                         (19,095)      (13,879)
 Changes in assets and liabilities:
  Decrease (increase) in restricted cash       3,389       (30,292)
  Increase in accounts receivable               (333)         (927)
  Increase in other assets                    (6,275)       (8,010)
  Increase (decrease) in accounts
   payable - trade                            36,325       (22,929)
  Increase in accounts payable - related      22,852        22,852
  (Decrease) increase in tenant
   security deposits                          (1,142)       11,274
  (Decrease) increase in interest payable       (595)      135,545
  Decrease in accrued liabilities            (13,697)      (18,392)
  Increase in advances                             0       186,928
                                             -------   -----------
 Net cash provided by (used in)
  operating activities                          (703)       73,136
                                             -------   -----------

Cash flows from investing activities:
 Cash proceeds - sale of investment                0             0
                                             -------   -----------
Net cash provided by investing  activities         0             0
                                             -------   -----------
Cash flows from financing activities:
 Proceeds from debt obligation                     0     3,061,632
 Payment of principal under debt
  obligations                                (17,685)   (3,092,691)
 Distributions                                     0       (53,926)
                                             -------   -----------
Net cash (used in) provided by
 financing activities                        (17,685)      (84,985)
                                             -------   -----------
(Decrease) increase in cash and cash
 equivalents                                 (18,388)      (11,849)
Cash and cash equivalents at
 beginning of period                          22,932        24,207
                                             -------   -----------
Cash and cash equivalents at end of period  $  4,544   $    12,358
                                            ========   ===========

THe accompanying notes are an integral part of these finacial statements.

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

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


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

          (1)  Liquidity

              As of June 30, 2004, Registrant had cash of $4,544. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2004, Registrant had restricted cash of $136,752 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2004, Registrant incurred a net loss of $58,585 ($4.15 per limited partnership unit) compared to a net income of $6,495,755 ($459.95 per limited partnership unit) for the same period in 2003. For the first six months of 2004, the Registrant incurred a net loss of $99,279 ($7.03 per limited partnership unit) compared to a net income of $6,312,340 ($446.96 per limited partnership unit) for the same period in 2003. Included in net income for the second quarter and the first six months of 2003 is an extraordinary gain in the amount of $6,665,959 due to the foreclosure of the Loewy Building.

              Rental income decreased $49,723 from $152,609 in the second quarter of 2003 to $102,886 in the same period of 2004 and decreased $139,151 from $358,152 in the first six months of 2003 to $219,001 in the same period of 2004. The decrease in rental income from the second quarter and the first six months of 2003, compared to the same period in 2004 is due to the decrease in average occupancy (90% to 70%) during the second quarter to (92% to 73%) during the first six months.

              Rental operations expense decreased by $14,678 from $89,214 in the second quarter of 2003 to $74,536 in the same period of 2004. The decrease in rental operations expense from the second quarter of 2003, compared to the same period in 2004 is due to the foreclosure of the Loewy Building during the first half of 2003, partially offset by an increase in leasing commissions at Lincoln Court due to the increase in turnover of apartment units.

               Rental operations expense decreased $154,403 from $297,463 in the first six months of 2003 to $143,060 in the same period of 2004. The decrease in rental operations expense from the first six months of 2003, compared to the same period in 2004 is due to the foreclosure of the Loewy Building during the first half of 2003 and a decrease in insurance expense and real estate tax expense at Lincoln Court. The decrease in insurance expense and real estate tax expense are due to a change in accounting method used to record the expenses in 2004.

              Interest expense decreased $50,724 from $108,005 in the second quarter of 2003 to $57,281 in the same period of 2004 The decrease in interest expense from the second quarter of 2003, compared to the same period in 2004, is due to the foreclosure of the Loewy Building during the first half of 2003 and a decrease in prime rate used to calculate the expense on the first mortgage at Lincoln Court.

             Interest expense decreased $144,110 from $258,811 for the first six months of 2003 to $114,701 in the same period of 2004. The decrease in interest expense from the first six months of 2003, compared to the same period in 2004, is due to the foreclosure of the Loewy Building during the first half of 2003, partially offset by an increase at Lincoln Court due to the refinance that occurred at the property during the first half of 2003.

              The loss incurred during the second quarter of 2004 at the Registrant's property was approximately $47,000 compared to a loss of $230,000 for the same period in 2003. For the first six months of 2004, the Registrant's property incurred a loss of approximately $76,000 compared to a loss of approximately $409,000 for the same period in 2002.

             In the second quarter of 2004, Registrant incurred a loss of $47,000 at Lincoln Court including $39,000 of depreciation and amortization expense, compared to a loss of $4,000 including $39,000 of depreciation and amortization expense in the second quarter of 2003, and for the first six months of 2004, Registrant incurred a loss of $76,000 including $77,000 of depreciation and amortization expense, compared to a loss of $56,000 including $77,000 of depreciation and amortization expense for the same period in 2003. The increase in loss from the second quarter and the first six months of 2003, compared to the same periods in 2004 is due to a decrease in rental income and an increase in leasing commissions, partially offset by a decrease in insurance expense and real estate tax expense. The decrease in rental income is due to a decrease in average occupancy from (90% to 70%) during the second quarter and (92% to 73%) during the first six months. The increase in leasing commissions is due to an increase in turnover of apartment units. The decrease in insurance expense and real estate tax expense are due to a change in accounting method used to record the expenses in 2004.

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

               In the second quarter of 2003, Registrant recognized an income of $6,441,000 at the Loewy Building, including $83,000 of amortization expense, and for the first six months of 2003, Registrant recognized an income of $6,312,000 including $87,000 of amortization expense. Included in net income for the second quarter and the first six months of 2003 is an extraordinary gain in the amount of $6,659,959.

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