Form 10-Q
period 2004-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2005-09-02
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended September 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------
                                      September 30,    December 31,
                                          2004             2003
                                          ----             ----


Rental properties, at cost:
 Land                                 $  123,794      $  123,794
 Buildings and improvements            4,008,630       4,008,630
 Furniture and fixtures                  158,958         158,958
                                      ----------      ----------
                                       4,291,382       4,291,382
Less - accumulated depreciation       (2,612,580)     (2,496,860)
                                      ----------      ----------
                                       1,678,802       1,794,522
Cash and cash equivalents                 10,204          22,932
Restricted cash                          144,970         140,141
Accounts and notes receivable             13,009          10,007
Other assets (net of
amortization of $10,858)                 110,179         118,228
                                      ----------      ----------
Total                                 $1,957,164      $2,085,830
                                      ==========      ==========

                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations                     $3,004,196      $3,030,680
 Accounts payable:
  Trade                                  999,010         908,952
  Related parties                        899,251         864,973
 Interest payable                         15,058          15,698
 Other liabilities                        16,252          39,797
 Advances                                205,084         200,584
 Tenant security deposits                 30,985          26,257
                                      ----------      ----------
     Total liabilities                 5,169,836       5,086,941
Minority interest                      1,214,931       1,250,379
Partners' deficit                     (4,427,603)     (4,251,490)
                                      ----------      ----------
     Total                            $1,957,164      $2,085,830
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income        $100,727    $119,802    $319,728   $  477,954
 Interest income            95         292         723          738
                      --------    --------    --------   ----------
Total                  100,822     120,094     320,451      478,692
                      --------    --------    --------   ----------
Costs and expenses:
 Rental operations      85,166      53,480     228,226      350,943
 Interest               57,648      58,232     172,349      317,044
 Bad debt                    0           0           0        5,236
 Other - capital
  expenditures          12,620           0      15,716            0
 Depreciation and
  amortization          38,573      38,573     115,720      203,158
                      --------    --------    --------   ----------
Total costs and
 expenses              194,007     150,285     532,011      876,381
                      --------    --------    --------   ----------
Loss before minority
 interest              (93,185)    (30,191)   (211,560)    (397,689)
Minority interest       16,352       3,732      35,447       17,611
                      --------    --------    --------   ----------
Net loss before
 extraordinary item    (76,833)    (26,459)   (176,113)    (380,078)
Extraordinary gain on
 extinguishment of debt      0           0           0    6,665,959
                      --------    --------    --------   ----------
Net (loss) income    ($ 76,833)  ($ 26,459)  ($176,113)  $6,285,881
                      ========    ========    ========   ==========

Net (loss) income per
 limited partnership
 unit:
Loss before minority
 interest            ($   6.60)  ($   2.14)  ($  14.98) ($    28.16)
Minority interest         1.16         .26        2.51         1.25
Extraordinary gain           0           0           0       472.00
                      --------    --------    --------   ----------
Net (loss) income    ($   5.44)  ($   1.88)  ($  12.47)  $   445.09
                      ========    ========    ========   ==========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2004          2003
                                             ----          ----

Cash flows from operating activities:
  Net (loss) income                        ($176,113)  $6,285,881
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization             115,720       203,158
  Extraordinary gain on
   extinguishment of debt                         0    (6,665,959)
  Minority interest                         (35,447)      (17,611)
 Changes in assets and liabilities:
  Increase in restricted cash                (4,829)      (28,517)
  (Increase) decrease in accounts
   receivable
                                             (3,002)        4,272
  Decrease (increase) in other assets         8,050       (20,054)
  Increase (decrease) in accounts
   payable - trade                           90,058       (23,519)
  Increase in accounts payable - related     34,277        34,277
  (Decrease) increase in interest payable      (640)      135,545
  Decrease in accrued liabilities           (10,006)       (9,295)
  Increase in advances                        4,500       186,928
  (Decrease) increase in tenant
   security deposits                         (8,812)        2,314
                                           --------    ----------
Net cash provided by operating activities    13,756        87,420
                                           --------    ----------
Cash flows from financing activities:
 Proceeds from debt obligations                   0     3,061,630
 Payment of principal under
  debt obligations                          (26,484)   (3,100,951)
 Distributions                                    0       (53,923)
                                           --------    ----------
Net cash used in financing activities       (26,484)      (93,244)
                                           --------    ----------
Decrease in cash and cash equivalents       (12,728)       (5,824)
Cash and cash equivalents at
 beginning of period                         22,932        24,207
                                           --------    ----------
Cash and cash equivalents at end of period $ 10,204    $   18,383
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

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

We have prepared the consolidated financial statements without a review or audit by an independent auditor. The new independent auditor will review the consolidated financial statements and the Registrant will endeavor to proceed with this audit as expeditiously as possible. No auditor has opined that the "unreviewed" and "unaudited" consolidated financial statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the Registrant for the periods reported in accordance with generally accepted accounting principles

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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


NOTE 3 - MINORITY INTEREST
--------------------------

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

             As of September 30, 2004, Registrant had cash of $10,204. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2004, Registrant had restricted cash of $144,970 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)       Results of Operations

                During the third quarter of 2004, the Registrant incurred a net loss of $76,834 ($5.44 per limited partnership unit) compared to a net loss of $26,459 ($1.88 per limited partnership unit) in the same period of 2003. For the first nine months of 2004, the Registrant incurred a net loss of $176,113 ($12.47 per limited partnership unit) compared to a net income of 6,285,881 ($445.09 per limited partnership unit) in the same period of 2003. Included in net income for the first nine months of 2003 is an extraordinary gain in the amount of $6,665,959.

                Rental income decreased $19,075 from $119,802 during the third quarter of 2003 to $100,727 in the same period of 2004, and decreased $158,226 from $477,954 during the first nine months of 2003 to $319,728 in the same period of 2004. The decrease in rental income from the third quarter and the first nine months of 2003, compared to the same periods in 2004 is due to the decrease in average occupancy (64% to 84%) for the third quarter and (89% to 70%) for the first nine months.

              Rental operations expense increased $31,686 from $53,480 during the third quarter of 2003 to $85,166 in the same period of 2004. The increase in rental operations expense at Lincoln Court from the third quarter of 2003, compared to the same period in 2004 is due to an increase in maintenance expense, insurance expense, and real estate tax expense, partially offset by a decrease in leasing commissions. The increase in maintenance expense is due to an increase in apartment preparation expense. The increase in insurance expense and real estate tax expense is due to a change in accounting method used to record the expense. The decrease in leasing commissions is due to a decrease in turnover of apartment units.

               Rental operations expense decreased $122,717 from $350,943 during the first nine months of 2003 to $228,226 in the same period of 2004. The decrease in rental operations expense for the first nine months of 2003, compared to the same period in 2004 is due to the foreclosure of the Loewy Building.

                     Interest expense decreased $584 from $58,232 during the third quarter of 2003 to $57,648 in the same period of 2004, and decreased $144,695 from $317,044 during the first nine months of 2003 to $172,349 in the same period of 2004. The decrease in interest expense at Lincoln Court for the third quarter is due to a decrease in the prime interest rate used to calculate the expense. The decrease in interest expense for the first nine months is due to the conversion of debt to equity and the refinance of the first mortgage.

                The loss incurred during the third quarter at the Registrant's property was approximately $65,000, compared to a loss of approximately $15,000 for the same period in 2003. For the first nine months of 2004 the Registrant's property incurred a loss of approximately $142,000 compared to a loss of approximately $346,000 for the same period in 2003.

               During the third quarter of 2004, Registrant incurred a loss of $65,000 at Lincoln Court including $39,000 of depreciation and amortization expense, compared to a loss of $15,000 including $39,000 of depreciation and amortization expense in the same period of 2003. For the first nine months of 2004, Registrant incurred a loss of $142,000 including $116,000 of depreciation and amortization expense, compared to a loss of $70,000 including $116,000 of depreciation and amortization in the same period of 2003. The increase in loss from the third quarter and the first nine months of 2003, compared to the same periods in 2004 is due to a decrease in rental income, an increase in maintenance expense, insurance expense and real estate tax expense, partially offset by a decrease in leasing commissions. The decrease in rental income is due to a decrease in average occupancy, (83% to 64%) for the third quarter and (80% to 70%) for the first nine months. The increase in maintenance expense is due to an increase in apartment preparations expenses. The increase in both insurance expense and real estate tax expense is due to a change in accounting method used to record the expense. The decrease in leasing commissions is due to a decrease in turnover of apartment units.

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

               For the first nine months of 2004 Registrant recognized no income or loss from the Loewy Building compared to a net income of $6,320,007, including $87,000 of amortization expense in the first nine months of 2003.

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