Form 10-K/A
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-03-21
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                             Amendment No. 1


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Annual Report on Form 10-K/A for the period ended
December 31, 2002 containing consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 8 and 14 of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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



                                         Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
     Years    expiring     leases       leases     property
     -----    ---------   --------    ----------  ----------
     2003         1        3,061       $ 46,000     14%
     2004         0            0              0      0%
     2005         1        2,800        $37,000     13%
     2006         3       16,308       $201,000     73%
     2007         0            0              0      0%


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

                             PART II
                             -------

Item  5.    Market  for  Registrant's Common Equity  and  Related
            Stockholder Matters
            -----------------------------------------------------

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

                    2002        2001       2000        1999         1998
                    ----        ----       ----        ----         ----
Rental income  $  907,392  $  931,137  $  936,392  $1,257,195   $1,251,911
Interest income     2,629       2,414       4,397       3,866        2,113
Net income (loss) 353,288  (3,444,268) (2,006,951) (1,070,903)  (1,297,537)
Net income (loss)
 per Unit           25.01     (243.88)     (142.11)    (75.83)      (91.88)
Total assets (net
 of depreciation
 and
 amortization)  2,309,559   3,348,854    6,024,042  7,307,432    7,758,588
Debt
 obligations    7,365,328   8,996,269    8,972,599  8,966,573    8,970,613

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

                Rental  income was $907,392 in 2002, $931,137  in
2001, and $936,392 in 2000. The decrease in rental income at Lincoln Court from 2001 to 2002 is due to a decrease in average occupancy (98% to 95%). The decrease in rental income from 2000 to 2001 is due to a decrease at the Loewy Building and the Green Street Apartments, partially offset by an increase at Lincoln Court. The decrease in rental income at the Loewy Building is due a decrease in average occupancy (38% to 36%) and a decrease in average rental rates. The decrease at the Green Street Apartments is due to a decrease in average occupancy (98% to 86%). The increase at Lincoln Court is due to an increase in average occupancy (86% to 95%).

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

              During 2002, the Registrant incurred a loss of $624,000 at Lincoln Court including $223,000 of depreciation and amortization expense compared to a loss of $269,000 including
$165,000 of depreciation and amortization expense in 2001, compared to a loss of $349,000 including $163,000 of depreciation expense in 2000. The increase in loss from 2001 to 2002 is due to a decrease in rental income and an increase in utilities expense, insurance expense, real estate tax expense and depreciation expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (98% to 95%). The increase in utilities expense is due to an increase in electricity charges. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the assessed value of the property. The increase in depreciation expense is due to capital expenditures. The decrease in maintenance expense is due to a decrease in plumbing and electrical and alarm service expenses. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in commission expense. The increase in rental income is due to an increase in average occupancy (86% to 98%). The decrease in maintenance expense is due to a decrease in maintenance service expense. The increase in commission expense is due to an increase in the turnover of apartment units.

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


Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk
          ----------------------------------------

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

                  Independent Auditor's Report
                  ----------------------------


To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2002 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors III as of December 31, 2002 and the results of operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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



/s/ Russell Bedford Stefanou Mirchandani, LLP
---------------------------------------------
Russell Bedford Stefanou Mirchandani, LLP
Certified Public Accounts

New York, New York
November 16, 2006

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------


               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                AND FINANCIAL STATEMENT SCHEDULES
                ---------------------------------


Consolidated financial statements:                          Page
----------------------------------                          ----

   Consolidated Balance Sheets at December 31, 2002  and
2001                                                         13

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2002, 2001, and 2000                      14

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2002,  2001,
and 2000                                                     15

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2002, 2001, and 2000                      16

   Notes to consolidated financial statements               17-24



Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated
Depreciation                                                 26

   Notes to Schedule XI -                                    27





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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                   December 31, 2002 and 2001

                             Assets
                             ------

                                          2002             2001
                                          ----             ----
                                      (Restated)

Rental properties at cost:
 Land                                 $   274,690     $   465,454
 Buildings and improvements             7,654,091       8,941,775
 Furniture and fixtures                   124,762         170,548
                                      -----------     -----------
                                        8,053,543       9,577,777
  Less - accumulated depreciation      (6,160,425)     (6,891,195)
                                      -----------     -----------
                                        1,893,118       2,686,582
Cash and cash equivalents                  24,207          24,568
Restricted cash                           118,080         125,703
Accounts receivable                        29,374         103,775
Investment in affiliate                         0         181,003
Other assets (net of accumulated
 amortization  of  $160,716  and
 $259,565)                                244,780         227,223
                                      -----------     -----------
          Total                       $ 2,309,559     $ 3,348,854
                                      ===========     ===========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Debt obligations                     $ 7,365,328     $ 8,996,269
 Trade                                    974,166       1,208,816
 Related parties                          819,270         873,567
 Real estate tax                                0          21,174
 Interest payable                       2,211,324       2,994,518
 Tenant security deposits                  43,588          62,468
 Advances                                  13,657               0
 Other liabilities                         33,342          30,681
                                      -----------     -----------
          Total liabilities            11,460,675      14,187,493
                                      -----------     -----------
Minority interest                       1,334,234               0
Partners' deficit                     (10,485,350)    (10,838,639)
                                      -----------     -----------
          Total                       $ 2,309,559     $ 3,348,854
                                      ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
      For the years ended December 31, 2002, 2001 and 2000

                                      2002         2001         2000
                                      ----         ----         ----
                                   (Restated)

Revenues:
 Rental income                    $  907,392  $  931,137     $  936,392
 Interest income                       2,629       2,414          4,397
 Gain on sale of investment          271,576           0              0
                                  ----------  ----------     ----------
    Total revenues                 1,181,597     933,551        940,789
                                  ----------  ----------     ----------
Costs and expenses:
 Rental operations                   635,660     567,915        552,505
 Interest                          1,264,379   1,068,080      1,068,425
 Depreciation and amortization       299,952     495,581        522,814
 Bad debt                             66,876           0              0
 Impairment loss                           0   2,264,000        820,000
                                  ----------  ----------     ----------
     Total  costs and expenses     2,266,867   4,395,576      2,963,744
                                  ----------  ----------     ----------

Net loss before minority interest
 and equity in affiliate          (1,085,270) (3,462,025)    (2,022,955)
Minority interest                      2,124           0              0
Equity in income of affiliate         12,532      17,757         16,004
                                  ----------  ----------     ----------
Net loss before extraordinary
 item                             (1,070,614) (3,444,268)    (2,006,951)
Extraordinary gain on
 extinguishment of debt            1,423,902           0              0
                                  ----------  ----------     ----------
Net income (loss)                 $  353,288 ($3,444,268)   ($2,006,951)
                                  ==========  ==========     ==========

Net  loss per limited partnership
 unit:
 Net loss before minority interest
  and equity in affiliate            ($76.85)   ($245.14)      ($143.24)
 Minority interest
                                         .15           0              0
 Equity in income of affiliate           .89        1.26           1.13
                                  ----------  ----------     ----------
 Net   loss  before
  extraordinary item                  (75.81)    (243.88)       (142.11)
Extraordinary gain on
 extinguishment of debt               100.82           0              0
                                  ----------  ----------     ----------
Net income (loss) per limited
 partnership unit                     $25.01    ($243.88)      ($142.11)
                                  ==========  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------

      For the years ended December 31, 2002, 2001 and 2000


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     II (I)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1999       ($166,913) ($ 5,220,508) ($ 5,387,421)
Net loss                             (20,070)   (1,986,881)   (2,006,951)
                                    --------   -----------   -----------
Balance at December 31, 2000        (186,983)   (7,207,389)   (7,394,372)
Net loss                             (34,443)   (3,409,825)   (3,444,267)
                                    --------   -----------   -----------
Balance at December 31, 2001        (221,426)  (10,617,214)  (10,838,639)
Net income                             3,533       349,755       353,288
                                    --------   -----------   -----------
Balance at December 31, 2002       ($217,893) ($10,267,459) ($10,485,351)
                                    ========   ===========   ===========


 (1)      General Partner.

 (2) 13,981.5  limited partnership units outstanding at  December
     31, 2002, 2001, and 2000.



The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

      For the years ended December 31, 2002, 2001 and 2000


                                          2002      2001         2000
                                          ----      ----         ----
                                        (Restated)

Cash flows from operating
 activities:
  Net income (loss)                  $  353,288  ($3,444,268)($2,006,951)
 Adjustments to reconcile net loss
  to net cash
 Depreciation and amortization          299,952      495,581     522,814
 Impairment loss                              0    2,264,000     820,000
 Gain on sale of investment            (271,576)           0           0
 Equity in income of affiliate          (12,532)     (17,757)    (16,004)
 Extraordinary gain on extinguishment
  of debt                            (1,423,902)           0           0
 Minority interest                       (2,124)           0           0
 Changes in assets and liabilities:
 Decrease (increase) in restricted
  cash                                    7,624       55,852      (9,546)
 Decrease (increase) in accounts
  receivable                             74,401      (13,087)    (28,449)
   Increase in other assets             (29,067)     (64,530)     (8,585)
 (Decrease) increase in accounts
  payable - trade                      (234,651)      28,536      18,658
 (Decrease) increase in accounts
  payable - related parties             (54,297)      45,707      45,703
 (Decrease) increase in
  accounts payable - real estate        (21,174)      21,174           0
 (Decrease) increase in interest
  payable                              (126,734)     649,457     662,100
 (Decrease) increase in tenant
  security deposits                     (18,880)       4,584       2,001
 Increase in advances                    13,657            0           0
 Increase (decrease) in other
  liabilities                             2,669       (4,049)    (10,927)
                                     ----------   ----------  ----------
Net cash (used in) provided by
 operating activities                (1,443,346)      21,200      (9,186)
                                     ----------   ----------  ----------
Cash flows from investing
 activities:
 Cash proceeds - sale of
  investment                            465,111            0           0
Capital expenditures                    (45,663)     (48,641)    (22,744)
                                     ----------   ----------  ----------
Net cash provided by (used in)
 investing activities                   419,448      (48,641)    (22,744)
                                     ----------   ----------  ----------
Cash flows from financing
 activities:
 Proceeds from debt obligations       3,135,464       40,487      21,437
 Payments of principal under
  debt obligations                   (2,105,427)     (16,816)    (15,411)
 Distributions                           (6,500)           0           0
                                     ----------   ----------  ----------
Net cash (used in) provided by
 financing activities                 1,023,537       23,671       6,026
                                     ----------   ----------  ----------
Decrease in cash and cash
 equivalents                               (361)      (3,770)    (25,904)
Cash and cash equivalents at
 beginning of year                       24,568       28,338      54,242
                                     ----------   ----------  ----------
Cash and cash equivalents at end
 of year                             $   24,207   $   24,568  $   28,338
                                     ==========   ==========  ==========

Supplemental Disclosure of Cash
 Flow:
 Cash paid during the year for
  interest                           $1,336,459   $  418,623  $  406,325


The accompanying notes are an integral part of these consolidated financial statements.

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


NOTE C - GOING CONCERN
----------------------

In recent years the Partnership has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Partnership has feasible loan modifications in place at Lincoln Court. However, in both properties, Lincoln Court, and Loewy Building, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

It is the Partnership's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to the point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

Since the lenders have agreed to forebear from taking any foreclosure action as long as cash flow payments are made, the Partnership believes it is appropriate to continue presenting the financial statements on a going concern basis.


NOTE D - IMPAIRMENT LOSS
------------------------

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


NOTE E - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE F - ACQUISITIONS
---------------------

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


NOTE G - DEBT OBLIGATIONS
-------------------------

Debt obligations are as follows:                     December 31,
                                                  2002          2001
                                                  ----          ----
Mortgage loan, interest accrues at 11 1/2%,   $3,916,716    $3,873,752
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property

Note,  interest payable monthly at prime,        200,000      200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (6%  at
December 31, 2002 and 2001); due in 1997;
collateralized  by  the  related   rental
property (A)

Allowed unsecured claims in the amount of       158,612      158,612
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
                                   ----------
                                   $7,365,328
                                   ==========


NOTE H - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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


NOTE I - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

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


NOTE J - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:


                                      For the Years Ended December 31,

                                      2002          2001          2000
                                      ----          ----          ----

Net income (loss) - book          $  353,288  ($ 3,444,268) ($ 2,006,951)
Minority interest - affiliate          2,124             0             0
Minority interest - Magazine Place   (12,532)            0             0
Excess of tax over book - gain on
 sale of investment                  466,470             0             0
Excess of book over tax -
 extraordinary gain on
  extinguishment of debt            (737,736)            0             0
Excess of book over tax
 depreciation                       (183,976)       67,753        98,882
Minority interest - tax               10,658         7,047         6,078
Impairment loss adjustment                 0     2,264,000       820,000
                                  ----------   -----------   -----------
Net loss - tax                   ($  101,704) ($ 1,105,468) ($ 1,081,991)
                                  ==========   ===========   ===========

Partners' equity - book         ($10,485,350) ($10,838,639) ($ 7,394,371)
1987 distribution of interest
 on escrow deposits to limited
 partners                            (39,576)      (39,576)      (39,576)
Costs of issuance                  1,697,342     1,697,342     1,697,342
Cumulative tax under book loss     3,316,623     3,771,616     1,432,816
Magazine Place adjustment           (108,983)            0             0
                                  ----------   -----------   -----------
Partners' equity - tax          ($ 5,619,944) ($ 5,409,257) ($ 4,303,789)
                                 ===========   ===========   ===========

NOTE K - GAIN ON SALE
---------------------

On  June  26,  2002  Magazine Place was sold. As  a  result,  the
Registrant  recognized a gain on sale in the amount of  $271,576.
The net proceeds from the sale were used to pay accrued expenses of the Registrant.


NOTE L - EXTRAORDINARY GAIN
---------------------------

On October 1, 2002 the Green Street Apartments were foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,423,902 which is the excess of the debt on the property over the net book value of the assets.


NOTE M - MINORITY INTEREST IN LINCOLN COURT
-------------------------------------------

On September 26, 2002, the Lincoln Court first mortgage was refinanced and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan.


NOTE N - QUARTERLY FINANCIAL DATA
---------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2002
                    ---------------------------------------------------
Revenues:
 Rental income       $  217,784        $216,268   $239,383     $233,957
 Interest income          1,320             667        352          290
 Gain on sale of
  investment                  0               0    271,576            0
                     ----------        --------   --------     --------
  Total revenues        219,104         216,935    511,311      234,247
                     ----------        --------   --------     --------
Costs and expenses:
 Rental operations      120,728         207,190    131,861      175,881
 Bad debt                 1,838               0          0       65,038
 Interest               172,625         557,461    269,093      265,200
 Depreciation and
  amortization           46,624         124,772     64,282       64,275
                     ----------        --------   --------     --------
  Total costs
   and expenses         341,815         889,423    465,236      570,394
                     ----------        --------   --------     --------
Net (loss) income
 before equity in
 affiliate/
 minority int.         (122,711)       (672,488)    46,075     (336,147)
Minority Interest          (199)          2,323          0       11,491
Equity in income
 of  affiliate                0               0      1,041            0
Extraordinary
 gain on
 extinguishment
  of debt             1,423,902               0          0            0
                     ----------        --------   --------     --------
Net income (loss)    $1,300,992       ($670,165)  $ 47,116    ($324,656)
                     ==========        ========   ========     ========

Net income (loss)
 per limited
 partnership unit:   $    92.11       ($  47.45)  $   3.34    ($  22.99)
                     ==========        ========   ========     ========


NOTE O - SUBSEQUENT EVENTS
--------------------------

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 8 and 14 of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

The amendment has no financial statement disclosure changes.

                    SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (c)         Land     ments      ments     (a)   Acquired
---------------  ------------    ----    --------- --------  ------- --------
64,000
square feet
of
commercial
space in
Winston
Salem, NC       $4,275,328   $188,503  $3,951,731 $270,093 1986-1988 11/14/86
Impairment loss

58 apartment
units in
Philadelphia,PA  3,090,000     86,187   3,524,715   32,314 1986-1987  9/9/86
                ----------   --------  ---------- --------
TOTAL           $7,365,328   $274,690  $7,476,446 $302,407
                ==========   ========  ========== ========

                             Gross Amount at which Carried at
                                    December 31, 2002
                             --------------------------------


                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description           Land       ments      (d) (e)     (e) (f)
-----------           ----     ---------    -------    --------
64,000
square feet
of
commercial
space
in Winston-
Salem, NC         $188,503   $3,984,045  $4,172,548  $3,823,456

58 apartment
units in
Philadelphia,PA     86,187    3,794,808   3,880,995   2,336,969
                  --------   ----------  ----------  ----------
TOTAL             $274,690   $7,778,853  $8,053,543  $6,160,425
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

(E)  Reconciliation of real estate:

                                             2002         2001
                                             ----         ----

Balance at beginning of year:            $9,577,777  $11,793,136
 Additions during the year:
  Improvements                               45,663       48,641
 Impairment loss - Loewy Building                 0   (2,264,000)
 Subtractions during the year:
  Foreclosure of Green Street            (1,569,897)           0
                                         ----------  -----------
Balance at end of year                   $8,053,543  $ 9,577,777
                                         ==========  ===========

Reconciliation of accumulated depreciation:

                                             2002         2001
                                             ----         ----

Balance at beginning of year             $6,891,195   $6,424,759
Depreciation expense for the year           211,765      466,436
Foreclosure of Green Street                (942,535)           0
                                         ----------   ----------
Balance at end of year                   $6,160,425   $6,891,195
                                         ==========   ==========

(F) See Note B to the financial statements for depreciation method and lives.



Item  9.    Changes  in  and Disagreements  with  Accountants  on
            Accounting and  Financial Disclosure
            -----------------------------------------------------

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

              c. Identification of Certain Significant Employees. Registrant has no employees.Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

             d.     Family Relationships.  None.

             e           Business  Experience.   DoHA-II   is   a
             general         partnership        formed         in
             February  1986.   The partners of DoHA-II  are  EPK,
             Inc.  and                  SWDHA, Inc.  The  General
             Partner       is      responsible      for       the
             management  and control of the Registrant's  affairs
             and    has   general            responsibility   and
             authority in conducting its operations.

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


Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management
            -----------------------------------------------------

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


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed
for   each  of  the  services  listed  below  for  each  of   the
Registrant's last two fiscal years.



                                             2002        2001
                                             ----        ----


Audit Fees (1) .........................   $ 6,250     $ 5,000
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    11,000      11,000
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $17,250     $16,000
                                           =======     =======


       1. Audit Fees - Audit fees for the year ended December 31, 2002 were for professional services rendered by RBSM, LLP. Audit fees for the year ended December 31, 2001 were for professional services rendered by Gross Kreger & Passio, L.L.C. The fees represent audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2002 and 2001, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services e;were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2002 and 2001, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

       4. All Other Fees - All other fees as of the years ended
          December 31, 2002 and 2001, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.



Item 15.  2001 Report of Prior Independent Auditors
          -----------------------------------------

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 20, 2002

                             PART IV
                             -------

Item 15. (A) Exhibits, Financial Statement Schedules

          1. Financial Statements:

             a.  Consolidated Balance Sheets at December 31, 2002 and 2001.

             b.  Consolidated Statements of Operations
                 for  the Years Ended December 31, 2002, 2001 and
                 2000.

             c.  Consolidated Statements of Changes in
                 Partners'  Equity for the Years  Ended  December
                 31, 2002, 2001 and 2000.

             d.  Consolidated Statements of Cash Flows
                 for  the Years Ended December 31, 2002, 2001 and
                 2000.

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

Date:  March 21, 2007      DIVERSIFIED HISTORIC INVESTORS III
       --------------
                           By: Dover Historic Advisors II, its
                                general partner

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


                         DIVERSIFIED HISTORIC INVESTORS III

                          By: Dover Historic Advisors II, its
                              general partner

                               By: EPK, Inc., managing partner


Date: March 21, 2007                By: /s/ Spencer Wertheimer
      --------------                    ----------------------
                                        SPENCER WERTHEIMER
                                        President (principal
                                         executive officer,
                                         principal
                                         financial officer)