Form 10-Q/A
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-04-12
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                          (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2002
                               ---------------------------------------

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

                        EXPLANATORY NOTE



Diversified Historic Investors III (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 containing condensed consolidated financial statements, which was initially filed with the Securities and Exchange Commission ("SEC") on June 2nd, 2004.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 1 of the Original Filing. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
          ---------------------



               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------

                             Assets
                             ------

                                 March 31, 2002   December 31, 2001
                                 --------------   -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                              $  338,251      $  465,454
 Buildings and improvements         9,087,470       8,941,775
 Furniture and fixtures               152,055         170,548
                                   ----------      ----------
                                    9,577,776       9,577,777
 Less - accumulated depreciation   (6,948,187)     (6,891,195)
                                   ----------      ----------
                                    2,629,589       2,686,582
Cash and cash equivalents              43,912          24,568
Restricted cash                       100,142         125,703
Accounts and notes receivable          37,504         103,775
Investment in affiliate               192,494         181,003
Other assets (net of amortization
 of $266,848 and $259,565 as of
 March  31, 2002 and December 31,
 2001 respectively)                   200,969         227,223
                                   ----------      ----------
     Total                         $3,204,610      $3,348,854
                                   ==========      ==========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Debt obligations                 $ 9,040,494     $ 8,996,269
 Accounts payable:
  Trade                             1,196,906       1,208,816
  Related parties                     884,993         873,567
  Real estate taxes                       165          21,174
 Interest payable                   3,143,038       2,994,518
 Other liabilities                     40,971          62,468
 Tenant security deposits              61,338          30,681
                                  -----------     -----------
   Total liabilities              $14,367,905     $14,187,493
Partners' deficit                 (11,163,295)    (10,838,639)
                                  -----------     -----------
     Total                        $ 3,204,610     $ 3,348,854
                                  ===========     ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         -----------------------------------------------
                           (Unaudited)



                                     Three months ended
                                          March 31,
                                     2002           2001
Revenues:                            ----           ----
 Rental income                    $233,957       $253,715
 Interest income                       290            827
                                  --------       --------
     Total revenues                234,247        254,542
                                  --------       --------
Costs and expenses:
 Rental operations                 175,881        178,878
 Bad debt expense                   65,038              0
 Interest                          265,200        265,711
 Depreciation and amortization      64,275        123,537
                                  --------       --------
        Total costs and expenses   570,394        568,126
                                  --------       --------
Loss before equity in affiliate   (336,147)      (313,584)
Equity in income of affiliate       11,491         14,001
                                  --------       --------
Net loss                         ($324,656)     ($299,583)
                                  ========       ========

Net loss per limited
partnership unit:
Loss before equity in affiliate  ($  23.80)     ($  22.20)
Equity in income of affiliate          .81            .99
                                  --------       --------
Net loss                         ($  22.99)     ($  21.21)


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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
                                          ========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2001.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENTS
--------------------------

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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


Date: April 12, 2007         By: /s/ Spencer Wertheimer
      --------------             ----------------------
                                 SPENCER WERTHEIMER
                                 President (principal
                                 executive officer, principal
                                 financial officer)