Form 10-Q/A
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-04-12
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                          (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2002
                               ---------------------------------------

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

                        EXPLANATORY NOTE

Diversified Historic Investors III (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended June 30, 2002 containing condensed consolidated financial statements, which was initially filed with the Securities and Exchange Commission ("SEC") on June 2nd, 2004.

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
               (a Pennsylvania limited partnership)

              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------

                             Assets
                             ------

                              June 30, 2002    December 31, 2001
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                          $   338,251       $   465,454
 Buildings and improvements      9,087,470         8,941,775
 Furniture and fixtures            152,056           170,548
                               -----------       -----------
                                 9,577,777         9,577,777
 Less - accumulated
  depreciation                  (7,005,179)       (6,891,195)
                               -----------       -----------
                                 2,572,598         2,686,582

Cash and cash equivalents          375,463            24,568
Restricted cash                    139,921           125,703
Accounts and notes receivable      150,793           103,775
Investment in affiliate                  0           181,003
Other assets (net of amortization
 of  $274,138 and $259,565 as of
 June  30,  2002 and December 31,
 2001 respectively)                192,415           227,223
                               -----------       -----------
     Total                     $ 3,431,190       $ 3,348,854
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         -----------------------------------------------
                           (Unaudited)

                           Three months             Six months
                          ended June 30,          ended June 30,
                         2002        2001        2002        2001
                         ----        ----        ----        ----
Revenues:
 Rental income        $239,383    $227,880  $  473,340   $  481,595
 Interest income           352         501         642        1,328
  Gain on sale         271,576           0     271,576            0
                      --------    --------  ----------   ----------
Total revenues         511,311     228,381     745,558      482,923
                      --------    --------  ----------   ----------
Costs and expenses:
 Rental operations     131,861     156,359     307,742      335,237
 Interest              269,093     267,508     534,293      533,218
 Bad debt                    0           0      65,038            0
 Depreciation and
  amortization          64,282     121,106     128,557      244,644
                      --------    --------  ----------   ----------
Total costs and
 expenses              465,236     544,973   1,035,630    1,113,099
                      --------    --------  ----------   ----------

Loss before equity in
 affiliate              46,075    (316,592)   (290,072)    (630,176)
Equity in income of
 affiliate               1,041       5,830      12,532       19,831
                      --------    --------  ----------   ----------
Net income (loss)     $ 47,116   ($310,762)($  277,540) ($  610,345)
                      ========    ========  ==========   ==========

Net income (loss) per
 limited partnership
 unit:
 Income (loss) before
  equity in affiliate
                      $   3.26   ($  22.42)($    20.54) ($    44.62)
Equity in income of
 affiliate                 .08         .42         .89         1.41
                      --------    --------  ----------   ----------
Net income (loss)     $   3.34   ($  22.00)($    19.65) ($    43.21)
                      ========    ========  ==========   ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      DIVERSIFIED HISTORIC INVESTORS III
                      ----------------------------------
                     (a Pennsylvania limited partnership)


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (Unaudited)

                                                Six months ended
                                                    June 30,
                                               2002          2001
                                               ----          ----
Cash flows from operating activities:
 Net loss                                 ($277,540)      ($610,345)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization             128,557         244,643
  Gain on sale of Magazine Place           (271,576)              0
  Equity in income of affiliate             (12,532)        (19,831)
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash    (14,218)         58,238
  Increase in accounts receivable           (47,018)        (10,016)
  Decrease (increase) in other assets        20,235          (2,329)
  Increase (decrease) in accounts
   payable - trade                            7,256         (25,625)
  Increase in accounts payable -
   related parties                           22,851          22,851
  Increase in interest payable              315,263         294,757
  Increase  in tenant security deposits       3,679          12,557
  Decrease in accounts payable - real
   estate taxes                             (21,175)              0
  Decrease in accrued liabilities            (7,966)         (5,205)
                                           --------        --------
Net cash used in operating activities      (154,184)        (40,305)
                                           --------        --------
Cash flows from investing activities:
 Cash proceeds - Sale of Magazine Place     465,111               0
                                           --------        --------
Net cash provided by investing activities   465,111               0
                                           --------        --------
Cash flows from financing activities:
 Proceeds from debt obligations              48,964          32,764
 Principal payments                          (8,996)         (8,406)
                                           --------        --------
Net cash provided by financing activities    39,968          24,358
                                           --------        --------
Increase (decrease) in cash and cash
 equivalents                                350,895         (15,947)
Cash and cash equivalents at
 beginning of period                         24,568          28,338
                                           --------        --------
Cash and cash equivalents at end of period $375,463        $ 12,391
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