Form 10-Q/A
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-04-12
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                          (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
                               ---------------------------------------

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

                        EXPLANATORY NOTE


Diversified Historic Investors III (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 30, 2002 containing condensed consolidated financial statements, which was initially filed with the Securities and Exchange Commission ("SEC") on June 4th, 2004.

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------

                             Assets
                             ------
                              September 30, 2002    December 31, 2001
                              ------------------    -----------------
                                  (Unaudited)

Rental properties, at cost:
 Land                             $   338,251          $   465,454
 Buildings and improvements         9,087,470            8,941,775
 Furniture and fixtures               152,056              170,548
                                  -----------          -----------
                                    9,577,777            9,577,777
Less - accumulated depreciation    (7,062,171)          (6,891,195)
                                  -----------          -----------
                                    2,515,606            2,686,582
Cash and cash equivalents              13,915               24,568
 Restricted cash                      147,740              125,703
 Accounts and notes receivable        106,467              103,775
 Investment in affiliate                    0              181,003
 Other assets (net of amortization
  of $157,004 and $259,565 as of
  September 30, 2002 and
  December 31, 2001 respectively)     173,937              227,223
                                  -----------          -----------
     Total                        $ 2,957,665          $ 3,348,854
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         -----------------------------------------------
                           (Unaudited)


                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2002        2001        2002        2001
                         ----        ----        ----        ----
Revenues:
 Rental income        $216,268    $222,055  $  689,608   $  703,650
 Interest income           667         595       1,309        1,923
 Gain on sale                0           0     271,576            0
                      --------    --------  ----------   ----------
  Total revenues       216,935     222,650     962,493      705,573
                      --------    --------  ----------   ----------
Costs and expenses:
 Rental operations     207,190     160,145     514,932      495,383
 Interest              557,461     267,906   1,091,754      801,124
 Bad debt                    0           0      65,038            0
 Depreciation and
  amortization         124,772     125,969     253,329      370,612
                      --------    --------  ----------   ----------
  Total costs and
   expenses            889,423     554,020   1,925,053    1,667,119
                      --------    --------  ----------   ----------
Loss before equity in
 affiliate and
 minority interest    (672,488)   (331,370)   (962,560)    (961,546)
Minority interest        2,323           0       2,323            0
Equity in (loss) income
 of affiliate               0       (1,705)     12,532       18,126
                      --------    --------  ----------   ----------
Net loss             ($670,165)  ($333,075)($  947,705) ($  943,420)
                      ========    ========  ==========   ==========

Net loss per limited
 partnership unit:
Loss before equity in
 affiliate           ($  47.61)  ($  23.46)($    68.15) ($    68.08)
Minority interest          .16           0         .16            0
Equity in (loss) income
 of affiliate                0        (.12)        .89         1.28
                      --------    --------  ----------   ----------
Net Loss             ($  47.45)  ($  23.58)($    67.10) ($    66.80)
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