Form 10-K/A
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-05-03
CIK 792979

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                      EXPLANATORY NOTE


Diversified Historic Investors III (the "Registrant") is filing the following Annual Report on Form 10-K/A for the period ended December 31, 2003 containing consolidated financial statements.

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


Item  4.    Submission  of Matters to  a  Vote  of  Security
            Holders
            ------------------------------------------------

              No matter was submitted during the fiscal year covered by this report to a vote of security holders.



                           PART II
                           -------

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters
           -------------------------------------------------

              a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 82 Units of record were sold or exchanged in 2003.

             b. As of December 31, 2003, there were 1,584 record holders of Units.

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



                    2003        2002       2001        2000         1999
                    ----        ----       ----        ----         ----
Rental income  $  600,842  $  907,392  $  931,137  $  936,392   $1,257,195
Interest income       849       2,629       2,414       4,397        3,866
Net income
 (loss)         6,233,860     353,288  (3,444,268) (2,006,951)  (1,070,903)
Net income (loss)
 per Unit          441.41       25.01     (243.88)    (142.11)      (75.83)
Total assets
 (net of
 depreciation
 and
 amortization)  2,085,830   2,309,559   3,348,854   6,024,042    7,307,432
Debt
 obligations    3,030,680   7,365,328   8,996,269   8,972,599    8,966,573

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

                As  of  December  31, 2003,  Registrant  had
restricted cash of $140,141 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                Rental income was $600,842 in 2003, $907,392
in 2002, and $931,137 in 2001. The decrease in rental income from 2002 to 2003 is due to the foreclosure of Green Street Apartments and the Loewy Building. This decrease is partially offset by an increase in rental income at Lincoln Court due to an increase in average monthly rental rates. The decrease in rental income from 2001 to 2002 is due to a decrease at Lincoln Court due to a decrease in average occupancy (98% to 95%).

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

              In 2003, a loss of approximately $457,000 was incurred at the Registrant's properties, compared to a loss of $1,085,000 in 2002 and $1,198,000 (exclusive of the impairment loss discussed above) in 2001. A discussion of property operations/activities follows:

              During 2003, the Registrant incurred a loss of
$100,000 at Lincoln Court including $171,000 of depreciation and amortization expense, compared to a loss of $624,000 including $223,000 of depreciation and amortization expense in 2002, and a loss of $269,000 including $165,000 of depreciation and amortization expense in 2001. The decrease in loss from 2002 to 2003 is due to an increase in rental income and decreases in maintenance expense, interest expense  and  amortization expense, partially offset  by  an increase in depreciation expense. The increase in rental income is due to an increase in average monthly rental rates. The decrease in maintenance expense is due to a decrease in maintenance service, trash collection services, and plumbing and electrical expenses. The decrease in interest expense and amortization expense are due to additional expenses incurred during the second half of 2002 due to the loan refinance. The increase in depreciation expense is due to capital expenditures. The increase in loss from 2001 to 2002 is due to a decrease in rental income and an increase in utilities expense, insurance expense, real estate tax expense and depreciation expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (98% to 95%). The increase in utilities expense is due to an increase in electricity charges. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the assessed value of the property. The increase in depreciation expense is due to capital expenditures. The decrease in maintenance expense is due to a decrease in plumbing and electrical and alarm service expenses.

              On June 30, 1992 Dover Historic Properties, Inc. ("DHP, Inc."), a partner of the Registrant's general partner, assigned to The Dover Group, Ltd. ("D, LTD"), its parent, a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997.
Interest accrued was $45,703 during both 2003 and 2002. Payments on the note are to be made from available cash flow before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 2003 was $798,823.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

             DIVERSIFIED HISTORIC INVESTORS III
             ----------------------------------
                   (a limited partnership)


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------

              AND FINANCIAL STATEMENT SCHEDULES
              ---------------------------------


Consolidated financial statements:                        Page
                                                          ----

   Consolidated Balance Sheets at December 31, 2003, and
2002                                                        11


   Consolidated Statements of Operations for  the  Years
Ended December 31, 2003, 2002, and 2001                     12

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2003,  2002,       13
and 2001
   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2003, 2002, and 2001                     14

   Notes to consolidated financial statements             15-22


Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation   24

   Notes to Schedule XI                                     25



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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                   December 31, 2003 and 2002

                             Assets
                             ------

                                          2003        2002
                                          ----        ----
                                       (Restated)

Rental properties at cost:
 Land                                 $  123,794  $  274,690
 Buildings and improvements            4,008,630   7,654,091
 Furniture and fixtures                  158,958     124,762
                                      ----------  ----------
                                       4,291,382   8,053,543
 Less - accumulated depreciation      (2,496,860) (6,160,425)
                                      ----------  ----------
                                       1,794,522   1,893,118
Cash and cash equivalents                 22,932      24,207
Restricted cash                          140,141     118,080
Accounts receivable                       10,007      29,374
Other assets (net of accumulated
 amortization of $10,858 and $160,716)   118,228     244,780
                                      ----------  ----------
          Total                       $2,085,830  $2,309,559
                                      ==========  ==========

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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

      For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----
                                   (Restated)

Revenues:
 Rental income                    $  600,842  $  907,392     $  931,137
 Interest income                         849       2,629          2,414
 Gain on sale of investment                0     271,576              0
                                  ----------  ----------     ----------
  Total revenues                     601,691   1,181,597        933,551
                                  ----------  ----------     ----------
Costs and expenses:
 Rental operations                   389,559     635,660        567,915
 Interest                            390,338   1,264,379      1,068,080
 Depreciation  and amortization      175,209     299,952        495,581
 Bad debt                             20,636      66,876              0
 Impairment loss                           0           0      2,264,000
                                  ----------  ----------     ----------
  Total costs and  expenses          975,742   2,266,867      4,395,576
                                  ----------  ----------     ----------
Net loss before minority interest
 and equity in affiliate            (374,051) (1,085,270)    (3,462,025)
Minority interest                     24,931       2,124              0
Equity in income of affiliate              0      12,532         17,757
                                  ----------  ----------     ----------
Net loss before extraordinary
 item                               (349,120) (1,070,614)    (3,444,268)
Extraordinary gain on
 extinguishment of debt            6,582,981   1,423,902              0
                                  ----------  ----------     ----------
Net income (loss)                 $6,233,861  $  353,288    ($3,444,268)
                                  ==========  ==========    ============


Net  income  (loss)  per  limited
 partnership unit:
 Net loss before minority interest
  and equity in affiliate           ($ 26.49)   ($ 76.85)      ($245.14)
 Minority interest
                                        1.77         .15              0
 Equity in income of affiliate
                                           0         .89           1.26
                                     -------     -------        -------
Net loss before extraordinary item    (24.72)     (75.81)       (243.88)
Extraordinary gain on
 extinguishment of debt               466.13      100.82              0
                                     -------     -------        -------
Net income (loss) per limited
 partnership unit                    $441.41     $ 25.01       ($243.88)
                                     =======     =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)


     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------

      For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     II (I)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000       ($186,983)  ($7,207,389)  ($7,394,372)
Net loss                             (34,443)   (3,409,823)   (3,444,266)
                                    --------   -----------   -----------
Balance at December 31, 2001        (221,426)  (10,617,212)  (10,838,638)
Net income                             3,533       349,755       353,288
                                    --------   -----------   -----------
Balance at December 31, 2002        (217,893)  (10,267,457)  (10,485,350)
Net income                            62,339     6,171,521     6,233,860
                                    --------   -----------   -----------
Balance at December 31, 2003       ($155,554)  ($4,095,936)  ($4,251,490)
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

      For the years ended December 31, 2003, 2002 and 2001


                                          2003      2002         2001
                                          ----      ----         ----
                                        (Restated)

Cash flows from operating activities:
 Net income (loss)                  $6,233,860   $  353,288 ($3,444,268)
 Adjustments to reconcile net loss
  to net cash:
  Depreciation and amortization        175,209      299,952     495,581
  Impairment loss                            0            0   2,264,000
  Gain on sale of investment                 0     (271,576)          0
  Equity in income of affiliate              0      (12,532)    (17,757)
  Extraordinary gain on extinguish-
   ment of debt                        (92,365)  (1,423,902)          0
   of debt
  Extraordinary gain on foreclosure
    of property                     (3,712,111)           0           0

  Extraordinary gain on foreclosure -
   impairment loss                  (2,778,505)           0           0

  Minority interest                    (24,931)      (2,124)          0
 Changes in assets and liabilities:
  (Increase) decrease in restricted
   cash                                (22,061)       7,624      55,852
  Decrease (increase) in accounts
   receivable                           19,367       74,401     (13,087)
  Increase in other assets             (28,519)     (29,067)    (64,530)
  (Decrease) increase in accounts
   payable - trade                     (12,953)    (234,651)     28,536
  Increase (decrease) in accounts
   payable - related parties            45,703      (54,297)     45,707
  (Decrease) increase in
   accounts payable - real estate            0      (21,174)     21,174
  Increase (decrease) in interest
   payable                             151,243     (126,734)    649,457
  Increase (decrease) in tenant
   security deposits                     1,209      (18,880)      4,584
  Increase in advances                 186,927       13,657           0
  (Decrease) increase in other
   liabilities                          (2,016)       2,669      (4,049)
                                    ----------   ----------  ----------
Net cash provided by (used in)
 operating activities                  140,057   (1,443,346)     21,200
                                    ----------   ----------  ----------
Cash flows from investing
 activities:
 Cash proceeds - sale of investment          0      465,111           0
 Capital expenditures                  (34,195)     (45,663)    (48,641)
                                    ----------   ----------  ----------
Net cash (used in) provided by
 investing activities                  (34,195)     419,448     (48,641)
                                    ----------   ----------  ----------
Cash flows from financing
 activities:
 Proceeds from debt obligations      3,061,632    3,135,464      40,487
 Payments of principal under debt
  obligations                       (3,109,843)  (2,105,427)    (16,816)
 Distributions                         (58,926)      (6,500)          0
                                    ----------   ----------  ----------
Net cash (used in) provided by
 financing activities                 (107,137)   1,023,537      23,671
                                    ----------   ----------  ----------
Decrease in cash and cash
 equivalents                            (1,275)        (361)     (3,770)
Cash and cash equivalents at
 beginning of year                      24,207       24,568      28,338
                                    ----------   ----------  ----------
Cash and cash equivalents at
 end of year                        $   22,932   $   24,207  $   24,568
                                    ==========   ==========  ==========


Cash paid during the year for
 interest                           $  175,784   $1,336,459  $  418,623


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

6.        Net Loss Per Limited Partnership Unit

The  net loss per limited partnership unit is based  on  the
weighted   average  number  of  limited  partnership   units
outstanding of 13,981.5 for the years ended December 31, 2003, 2002 and 2001, respectively.

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


NOTE C - GOING CONCERN
----------------------

In recent years the Partnership has realized significant operating losses, including the foreclosure of three properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Partnership has feasible loan modifications in place at Lincoln Court. However, the mortgage is a cash-flow mortgage, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

It is the Partnership's intention to continue to hold the property until it can no longer meet the debt service requirements and the property is foreclosed, or the market value of the property increases to the point where it can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

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


NOTE G - DEBT OBLIGATIONS
-------------------------

Debt obligations are as follows:                   December 31,
                                                 2003        2002
                                                 ----        ----
Mortgage loan, interest accrues at 11 1/2%,         0  $3,916,716
interest only payable monthly to the extent of net operating income; principal due January 2012; collateralized by the related rental property. (B)

Note,  interest payable monthly at prime,           0     200,000
with a minimum of 6% and a maximum of 8%,
adjusting annually on January  2  (6%  at
December 31, 2002 and 2001); due in 1997;
collateralized  by  the  related   rental
property (A) (B)

Allowed unsecured claims in the amount of          0      158,612
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


NOTE J - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:


                                      For the Years Ended December 31,

                                      2003          2002          2001
                                      ----          ----          ----
Net income (loss) - book          $6,233,860      $353,288   ($3,444,268)
Minority interest - affiliate              0         2,124             0
Minority interest - Magazine Place         0       (12,532)            0
Excess of tax over book - gain on
 sale of investment                        0       466,470             0
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt           (3,473,922)     (737,736)            0
Excess of book over tax (tax over
 book) depreciation                  337,989      (183,976)       67,753
Other                                 50,000             0             0
Minority interest - tax             (120,284)       10,658         7,047
Impairment loss adjustment                 0             0     2,264,000
                                  ----------      --------    ----------
Net loss - tax                    $3,027,643     ($101,704)  ($1,105,468)
                                  ==========      ========    ==========

Partners' equity - book          ($4,251,490) ($10,485,350)  ($10,838,639)
1987 distribution of interest on
 escrow deposits to limited
 partners                            (39,576)      (39,576)       (39,576)
Costs of issuance                  1,697,342     1,697,342      1,697,342
Cumulative tax under book loss         1,423     3,316,623      3,771,616
Magazine Place adjustment                  0      (108,983)             0
                                  ----------   -----------    -----------
Partners' equity - tax           ($2,592,301) ($ 5,619,944)  ($ 5,409,257)
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



                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2003
                    ---------------------------------------------------
Revenues:
 Rental income         $122,888      $119,802   $  152,609     $205,543
 Interest income            111           292          166          280
                       --------      --------   ----------     --------
Total revenues          122,999       120,094      152,775      205,823
                       --------      --------   ----------     --------
Costs and expenses:
 Rental operations       38,616        53,480       89,214      208,249
 Interest                73,295        58,232      108,005      150,806
 Bad debt                15,400             0        5,236            0
 Depreciation and
  amortization           46,886        41,287       41,284       45,752
                       --------      --------   ----------     --------
Total costs and
 expenses               174,197       152,999      243,739      404,807
                       --------      --------   ----------     --------
Loss before minority
 interest and equity
 in affiliate           (51,198)      (32,905)     (90,964)    (198,984)
Minority interest         7,320         3,732        1,024       12,855
                       --------      --------   ----------     --------
Net loss before
 extraordinary item     (43,878)      (29,173)     (89,940)    (186,129)
Extraordinary gain on
 extinguishment of debt       0             0    6,582,981            0
                       --------      --------   ----------     --------
Net (loss) income      ($43,878)    ($ 29,173)  $6,493,041    ($186,129)
                        =======      ========   ==========     ========

Net (loss) income per
 limited partnership
 unit:
Loss before minority
 interest and equity
 in affiliate         ($   3.63)    ($   2.33)  ($    6.44)   ($  14.09)

Minority interest           .52           .26          .07          .91
Extraordinary gain            0             0       466.13            0
                       --------      --------    ---------     --------
Net (loss) income     ($  3.11)     ($   2.07)  ($  459.76    ($  13.18)
                       =======       ========    =========     ========

                  SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (c)         Land     ments      ments     (a)   Acquired
---------------  ------------    ----    --------- --------  ------- --------
58 apartment
units in
Philadelphia,PA $3,030,680   $123,794  $3,524,715 $642,873 1986-1987  9/9/86


                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------


                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description           Land       ments      (d) (e)     (e) (f)
-----------           ----     ---------    -------    --------
58 apartment
units in
Philadelphia,PA   $123,794   $4,167,588  $4,291,382  $2,496,860

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

(E)  Reconciliation of real estate:
                                     2003        2002        2001
                                     ----        ----        ----

Balance at beginning of year:     $8,053,544  $9,577,777  $11,793,136
 Additions during the year:
  Improvements                        34,196      45,663       48,641
 Subtractions during the year:
  Foreclosure of Green Street              0  (1,569,896)           0
  Impairment Loss - Loewy Building         0           0   (2,264,000)
  Foreclosure of Loewy Building   (3,796,358)          0            0
                                  ----------  ----------  -----------
Balance at end of year            $4,291,382  $8,053,544  $ 9,577,777
                                  ==========  ==========  ===========

Reconciliation of accumulated depreciation:
                                     2003        2002        2001
                                     ----        ----        ----
Balance at beginning of year      $6,160,425  $6,891,196   $6,424,759
Depreciation expense for the year    258,186     211,765      466,437
Foreclosure of Green Street                0    (942,536)           0
Foreclosure of Loewy Building     (3,921,751)          0            0
                                  ----------  ----------   ----------
Balance at end of year            $2,496,860  $6,160,425   $6,891,196
                                  ==========  ==========   ==========

(F) See Note B to the financial statements for depreciation method and lives.


Item  9.   Changes in and Disagreements with Accountants  on
            Accounting and Financial Disclosure
            ------------------------------------------------

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


                On May 13, 1997, SWDHA, Inc. replaced Gerald
Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-
II. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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


Item 11.  Executive Compensation
          ----------------------

          a. Cash Compensation - During 2003, Registrant paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of Item 10.

          b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2003 or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.
           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2003 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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


Item  12.   Security Ownership of Certain Beneficial  Owners
            and Management
            ------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

              Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 2000 through 2003.

          a. Certain Business Relationships - Registrant has no directors.

          b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

     The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.

                                             2003        2002
                                             ----        ----


Audit Fees (1) .........................   $ 6,250     $ 6,250
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    11,000      11,000
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $17,250     $17,250
                                           =======     =======


1. Audit Fees - Audit fees for the year ended December 31, 2003 and 2002 were for professional services rendered by RBSM, LLP. The fees represent audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

3 Tax Fees - Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax
compliance,   rendered   by  Brandywine   Construction   and
Management  Inc.  including preparation of tax  returns  and
claims     for    refund,    tax    planning     and     tax
advice, including assistance with and representation in tax audits.

4. All Other Fees - All other fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.


Item 15.  2001 Report of Prior Auditors
          -----------------------------

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 20, 2002

                             PART IV
                             -------

Item 16. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

          1. Financial Statements:

              a. Consolidated Balance Sheets at December 31, 2003 and 2002.

              b. Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001.

              c.  Consolidated Statements of Changes in Partners'
                  Equity for the Years  Ended December 31, 2003,
                  2002, and 2001.

              d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001.

              c.   Notes to consolidated financial statements


           2. Financial statement schedules -

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  31                General Partners Opinion
                                    Certification
                                    (To be filed with amended
                                    10-K/A)

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


Date:  May 3, 2007      DIVERSIFIED HISTORIC INVESTORS III
       --------------
                           By: Dover Historic Advisors II, its
                                general partner

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


Date: May 3, 2007                By:    /s/ Spencer Wertheimer
      --------------                    ----------------------
                                        SPENCER WERTHEIMER
                                        President (principal
                                         executive officer,
                                         principal
                                         financial officer)