Form 10-K/A
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-06-19
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                             Amendment No. 2


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

This Amendment No. 2 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date, but includes corrections to Amendment No. 1 which inadvertently omitted the Independent Auditor's Report.

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


                    2003        2002       2001        2000         1999
                    ----        ----       ----        ----         ----
Rental income  $  600,842  $  907,392  $  931,137  $  936,392   $1,257,195
Interest income       849       2,629       2,414       4,397        3,866
Net income
 (loss)         6,233,861     353,288  (3,444,268) (2,006,951)  (1,070,903)
Net income (loss)
 per Unit          441.41       25.01     (243.88)    (142.11)      (75.83)
Total assets
 (net of
 depreciation
 and
 amortization)  2,085,831   2,309,559   3,348,854   6,024,042    7,307,432
Debt
 obligations    3,030,680   7,365,328   8,996,269   8,972,599    8,966,573



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

          (3)       Results of Operations

                During 2003, Registrant recognized net income of $6,233,861 ($441.41 per limited partnership unit) compared to a net income of $353,288 ($25.01 per limited partnership unit) in 2002 and a net loss of $3,444,268 ($243.88 per limited partnership unit) in 2001. Included in net income for 2003 is an extraordinary gain on extinguishment of debt of $6,582,981. Included in net income for 2002 are a gain on sale of $271,576 and an extraordinary gain on extinguishment of debt of $1,423,902.

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

              Depreciation and amortization was $175,209 in 2003, $299,952 in 2002, and $495,581 in 2001. The decrease from 2002 to
2003 is due to the foreclosure of the Green Street Apartments and the Loewy Building and a decrease in amortization expense at Lincoln Court, partially offset by an increase in depreciation expense. The decrease in amortization expense is due to the additional expenses incurred during 2002 due to the refinance of the first mortgage loan. The increase in depreciation expense is due to capital expenditures. The decrease from 2001 to 2002 is due to the impairment loss incurred at the Loewy Building in 2001 and the foreclosure of Green Street in 2002.

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

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors III as of December 31, 2003 and the results of operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

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

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern, which is detailed in NOTE C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Russell Bedford Stefanou Mirchandani, LLP
Russell Bedford Stefanou Mirchandani, LLP
Certified Public Accounts

New York, New York
November 16, 2006

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------


               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                AND FINANCIAL STATEMENT SCHEDULES
                ---------------------------------


Consolidated financial statements :                          Page
                                                             ----

   Consolidated Balance Sheets at December 31, 2003, and
2002                                                           11

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2003, 2002, and 2001                        12

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2003,  2002,
and 2001                                                       13

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2003, 2002, and 2001                        14

   Notes to consolidated financial statements                15-22


Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated
Depreciation                                                   24

   Notes to Schedule XI                                        25








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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                   December 31, 2003 and 2002

                             Assets
                             ------

                                          2003        2002
                                          ----        ----
                                       (Restated)

Rental properties at cost:
 Land                                 $  123,794  $  274,690
 Buildings and improvements            4,008,630   7,654,091
 Furniture and fixtures                  158,958     124,762
                                      ----------  ----------
                                       4,291,382   8,053,543
 Less - accumulated depreciation      (2,496,860) (6,160,425)
                                      ----------  ----------
                                       1,794,522   1,893,118
Cash and cash equivalents                 22,933      24,207
Restricted cash                          140,141     118,080
Accounts receivable                       10,007      29,374
Other assets (net of accumulated
 amortization of $10,858 and $160,716)   118,228     244,780
                                      ----------  ----------
          Total                       $2,085,831  $2,309,559
                                      ==========  ==========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Debt obligations                     $3,030,680   $ 7,365,328
 Trade                                   908,952       974,166
 Related parties                         864,973       819,270
 Interest payable                         15,698     2,211,324
 Tenant security deposits                 39,797        43,588
 Advances                                200,584        13,657
 Other liabilities                        26,257        33,342
                                      ----------   -----------
          Total liabilities            5,086,941    11,460,675
Minority interest                      1,250,379     1,334,234
Partners' deficit                     (4,251,489)  (10,485,350)
                                      ----------   -----------
          Total                       $2,085,831   $ 2,309,559
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)


     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------

      For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     II (I)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000       ($186,983)  ($7,207,389)  ($7,394,372)
Net loss                             (34,443)   (3,409,823)   (3,444,266)
                                    --------   -----------   -----------
Balance at December 31, 2001        (221,426)  (10,617,212)  (10,838,638)
Net income                             3,533       349,755       353,288
                                    --------   -----------   -----------
Balance at December 31, 2002        (217,893)  (10,267,457)  (10,485,350)
Net income                            62,339     6,171,522     6,233,861
                                    --------   -----------   -----------
Balance at December 31, 2003       ($155,554)  ($4,095,936)  ($4,251,489)
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

      For the years ended December 31, 2003, 2002 and 2001

                                         2003        2002         2001
                                         ----        ----         ----
                                      (Restated)
Cash flows from operating activities:
 Net income (loss)                   $6,233,861  $  353,288  ($3,444,268)
 Adjustments to reconcile net loss
   to net cash:
  Depreciation and amortization         175,209     299,952      495,581
  Impairment loss                             0           0    2,264,000
  Gain on sale of investment                  0    (271,576)           0
 Equity in income of affiliate                0     (12,532)     (17,757)
 Extraordinary gain on extinguishment
  of debt                               (92,365) (1,423,902)           0
 Extraordinary gain on foreclosure of
  property                           (3,712,111)          0            0
 Extraordinary gain on foreclosure -
  impairment loss                    (2,778,505)          0            0
 Minority interest                      (24,931)     (2,124)           0
 Changes in assets and liabilities:
  (Increase) decrease in restricted
   cash                                 (22,061)      7,624       55,852
  Decrease (increase) in accounts
   receivable                            19,367      74,401      (13,087)
  Increase in other assets              (28,519)    (29,067)     (64,530)
  (Decrease) increase in accounts
   payable - trade                      (12,953)   (234,651)      28,536
  Increase (decrease) in accounts
   payable - related parties             45,703     (54,297)      45,707
  (Decrease) increase in
   accounts payable - real estate             0     (21,174)      21,174
  Increase (decrease) in interest
   payable                              151,243    (126,734)     649,457
  Increase (decrease) in tenant
   security deposits                      1,209     (18,880)       4,584
  Increase in advances                  186,927      13,657            0
  (Decrease) increase in other
   liabilities                           (2,016)      2,669       (4,049)
                                     ----------  ----------   ----------
  Net cash provided by (used in)
   operating activities                 140,058  (1,443,346)      21,200
                                     ----------  ----------   ----------
Cash flows from investing
 activities:
 Cash proceeds - sale of investment           0     465,111            0
 Capital expenditures                   (34,195)    (45,663)     (48,641)
                                     ----------  ----------   ----------
  Net cash (used in) provided by
   investing activities                 (34,195)    419,448      (48,641)
                                     ----------  ----------   ----------
Cash flows from financing
 activities:
 Proceeds from debt obligations       3,061,632   3,135,464       40,487
 Payments of principal under debt
  obligations                        (3,109,843) (2,105,427)     (16,816)
 Distributions                          (58,926)     (6,500)           0
                                     ----------  ----------   ----------
  Net cash (used in) provided by
   financing activities                (107,137)  1,023,537       23,671
                                     ----------  ----------   ----------
Decrease in cash and cash
 equivalents                             (1,274)       (361)      (3,770)
Cash and cash equivalents at
 beginning of year                       24,207      24,568       28,338
                                     ----------  ----------   ----------
Cash and cash equivalents at end of
 year                                $   22,933  $  24,207    $   24,568
                                     ==========  =========    ==========

Cash paid during the year for
 interest                            $  175,784  $1,336,459   $  418,623

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


NOTE J - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:


                                      For the Years Ended December 31,

                                      2003          2002          2001
                                      ----          ----          ----
Net income (loss) - book          $6,233,861      $353,288   ($3,444,268)
Minority interest - affiliate              0         2,124             0
Minority interest - Magazine Place         0       (12,532)            0
Excess of tax over book - gain on
 sale of investment                        0       466,470             0
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt           (3,473,922)     (737,736)            0
Excess of book over tax (tax over
 book) depreciation                  337,989      (183,976)       67,753
Other                                 50,000             0             0
Minority interest - tax             (120,285)       10,658         7,047
Impairment loss adjustment                 0             0     2,264,000
                                  ----------      --------    ----------
Net loss - tax                    $3,027,643     ($101,704)  ($1,105,468)
                                  ==========      ========    ==========

Partners' equity - book          ($4,251,489) ($10,485,350)  ($10,838,639)
1987 distribution of interest on
 escrow deposits to limited
 partners                            (39,576)      (39,576)       (39,576)
Costs of issuance                  1,697,342     1,697,342      1,697,342
Cumulative tax under book loss         1,422     3,316,623      3,771,616
Magazine Place adjustment                  0      (108,983)             0
                                  ----------   -----------    -----------
Partners' equity - tax           ($2,592,301) ($ 5,619,944)  ($ 5,409,257)
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

             (a) Exhibit Number    Document
                                   --------

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

Date:  June 19, 2007       DIVERSIFIED HISTORIC INVESTORS III
       -------------
                           By: Dover Historic Advisors II, its
                               general partner

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


                         DIVERSIFIED HISTORIC INVESTORS III

                           By: Dover Historic Advisors II, its
                               general partner

                              By: EPK, Inc., managing partner


Date: June 19, 2007                By: /s/ Spencer Wertheimer
      -------------                    ----------------------
                                       SPENCER WERTHEIMER
                                       President
                                       (principal executive officer,
                                        principal financial officer)