Form 10-K
period 2004-12-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-06-19
CIK 792979

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2004
                         ---------------------------------------------
                                  or
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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors III (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2004 containing consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrant's outstanding consolidated financial statements.

                                PART I
                                ------


Item 1.   Business
          --------


             a.     General Development of Business

              Diversified Historic Investors III ("Registrant") is a limited partnership formed in 1986 under Pennsylvania Law. As of
December 31, 2004, Registrant had outstanding 13,981.5 units of limited partnership interest (the "Units").

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

                As of December 31, 2004, Registrant owned an interest in one property located in Pennsylvania. The property is an apartment building which contains 58 apartment units. As of December 31, 2004, 40 apartment units were under lease at monthly rental rates ranging from $495 to $1,725. Rental of the apartments is not seasonal. For further discussion of the properties, see Item 2. Properties.

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

                   d.   Financial Information About Foreign and
              Domestic Operations and  Export Sales

See Item 8.   Financial Statements and Supplementary Data.


Item 2.    Properties
           ----------

              As of the date hereof, Registrant owned an interest in one property. A summary description of the property held at December 31, 2004 is given below.

              a. Lincoln Court - consists of 58 apartment units in three buildings located at 5351 Overbrook Avenue in Philadelphia, Pennsylvania. In March 1987, the Registrant acquired the buildings and is the 80% equity owner of this property. Registrant acquired and rehabilitated the property for $3,417,640 ($64 per sf) (such amount is exclusive of $158,985 of capitalized fees incurred) which were funded by Registrant's equity contributions, including mortgage financing of $1,730,000 and a note payable of $10,000 (total balance due of $10,000 at December 31, 2004). The note payable bears interest at 10%. It is payable interest only on a quarterly basis; the principal was due in 1994. In 1988, a $95,000 second mortgage loan was obtained. In 1991, a $100,000 third mortgage loan was obtained which was due in 1994. Due to decreased cash flow, the Registrant stopped making scheduled debt service payments to the holder of the first, second and third mortgages. Notice of default was received from the lender on November 29, 1993. The Registrant pursued settlement discussions with the lender; however, in December 1994 the mortgage notes were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby the maturities of the notes were extended to 1999 and monthly payments of interest were to be made to the new note holder in an amount equal to net operating income. In June 1996, the Registrant refinanced $1,268,000 of the first mortgage. In November 1998, the Registrant restructured the mortgage notes. On September 26, 2002, the Lincoln Court first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Lincoln Court, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed on January 31, 2003.

             The property is managed by BCMI. As of December 31, 2004, 40 residential units (69%) were under lease at monthly rents ranging from $495 to $1,725. All leases are renewable, one-year leases. The occupancy for the previous four years was 81% for 2003 95% for 2002, 98% for 2001, and 86% for 2000. The monthly rental ranges for the previous four years were $495 to $1,800 during 2003, $475 to $1,800 during 2002, $471 to $1,700 during 2001, and $460 to $1,700 during
2000. For tax purposes, this property has a federal tax basis of $3,499,609 and the building and improvements are depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $34,924. No one tenant occupies ten percent or more of the building. The Registrant believes that the property is adequately covered by insurance.


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

                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

              a.     There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 10 Units of record were transferred in 2004.

              b.    As  of  December 31, 2004, there were  1,594
                    Unit holders

             c.   Registrant did not declare any cash dividends in 2004 or 2003.


Item 6.   Selected Financial Data
          -----------------------

              The following selected financial data are for the five years ended December 31, 2004. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                     2004       2003         2002       2001       2000
                     ----       ----         ----       ----       ----

Rental income    $  420,181  $  600,842  $  907,392  $  931,137  $  936,392
Interest income         798         849       2,629       2,414       4,397
Net income (loss)  (249,006)  6,233,861     353,288  (3,444,261) (2,006,951)
Net income (loss)
 per Unit             17.63      441.41       25.01     (243.88)    (142.11)
Total assets
 (net of
 depreciation
 and
 amortization)    1,905,796  2,085,831    2,309,559   3,348,854   6,024,042
 Debt
 obligations      2,994,760  3,030,680    7,365,328   8,996,269   8,972,599

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)       Liquidity

                 At December 31, 2004, Registrant had cash of approximately $9,978. Registrant uses cash generated from operations primarily to fund operating expenses and debt service. In recent years the Registrant has realized significant losses, including the foreclosure of three properties. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. The Registrant is not aware of any additional sources of liquidity.

               As of December 31, 2004, Registrant had restricted cash of $132,315 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)       Results of Operations

               During 2004, Registrant incurred a net loss of $249,006 ($17.63 per limited partnership unit) compared to a net income of $6,233,861 ($441.41 per limited partnership unit) in 2003 and a net income of $353,288 ($25.01 per limited partnership unit) in 2002. Included in net income for 2003 is an extraordinary gain on extinguishment of debt of $6,582,981. Included in net income for 2002 are a gain on sale of $271,576 and an extraordinary gain on extinguishment of debt of $1,423,902.

                Rental income was $420,181 in 2004, $600,842 in  2003,
and $907,392 in 2002. The decrease in rental income from 2003 to 2004 is due the foreclosure of the Loewy Building combined with a decrease in average occupancy at Lincoln Court (87% to 69%). The decrease in rental income from 2002 to 2003 is due to the foreclosure of Green
Street Apartments and the Loewy Building. This decrease is partially offset by an increase in rental income at Lincoln Court due to an increase in average monthly rental rates.

              Rental operations expense was $308,042 in 2004, $389,559 in 2003, and $635,660 in 2002. The decrease in rental operations expense from 2003 to 2004 is due to the foreclosure of the Loewy Building during the second quarter of 2003 and a decrease in leasing commissions at Lincoln Court, partially offset by an increase in maintenance expense and utility expense at Lincoln Court. The decrease in leasing commissions is due to a decrease in average occupancy (87% to 69%). The increase in maintenance expense is due to apartment preparations due to the increase in the number of vacant units in 2004. The increase in utility expense is due to an increase in gas and sewer rates. The decrease from 2002 to 2003 is due to the foreclosure of the Green Street Apartments and the Loewy Building and a decrease in rental operations expense at Lincoln Court due to a decrease in maintenance expense, partially offset by an increase in utility expense. The decrease in maintenance expense is due to a decrease in maintenance service, trash collections and plumbing and electrical expenses. The increase in utility expense is due to an increase in gas charges.

              Interest expense was $229,856 in 2004, $390,338 in 2003,
and $1,264,379 in 2002. The decrease in interest expense from 2003 to 2004 is due to the foreclosure of the Loewy Building during the second quarter of 2003. The decrease in interest expense from 2002 to 2003 is due to the foreclosure of the Green Street Apartments and the Loewy Building. The decrease in interest expense at Lincoln Court is due to the conversion of debt to equity and the refinance of the first mortgage.

              Depreciation and amortization was $171,405 in 2004, $175,209 in 2003, and $299,952 in 2002. The decrease in depreciation and amortization expense from 2003 to 2004 is due to the foreclosure of the Loewy Building during the second quarter of 2003. The decrease from 2002 to 2003 is due to the foreclosure of the Green Street
Apartments and the Loewy Building and a decrease in amortization expense at Lincoln Court, partially offset by an increase in depreciation expense. The decrease in amortization expense is due to the additional expenses incurred during 2002 due to the refinance of the first mortgage loan.

                In 2004, a loss of approximately $190,000 was incurred at the Registrant's remaining property compared to a loss of $375,000 at the Registrant's two properties in 2003, and $99,000 at the Registrants three properties in 2002. A discussion of property operations/activities follows:

              During 2004, the Registrant incurred a loss of $190,000 at Lincoln Court including $171,000 of depreciation and amortization expense, compared to a loss of $100,000 including $171,000 of depreciation and amortization expense in 2003, and a loss of $624,000 including $223,000 of depreciation and amortization expense in 2002. The increase in loss from 2003 to 2004 is due to an increase in rental operations expense and a decrease in rental income partially offset by a decrease in bad debt expense. The increase in rental operations expense is due to an increase in apartment preparation expense, due to an increase in the number of vacant units. The decrease in rental income is due to a decrease in average occupancy (89% to 69%). The decrease in bad debt expense is due to a decrease in uncollectible tenant balances. The decrease in loss from 2002 to 2003 is due to an increase in rental income and decreases in maintenance expense, interest expense and amortization expense, partially offset by an increase in depreciation expense. The increase in rental income is due to an increase in average monthly rental rates. The decrease in maintenance expense is due to a decrease in maintenance service, trash collection services, and plumbing and electrical expenses. The decrease in interest expense and amortization expense is due to additional expenses incurred during the second half of 2002 due to the loan refinance.

             On June 30, 1992 Dover Historic Properties, Inc. ("DHP"), a partner of the Registrant's general partner, assigned to Dover Limited (D, LTD), its parent, a note receivable from the Registrant in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 20034and 2003. Payments on the note are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note (including accrued but unpaid interest) at December 31, 2004 was $844,525.

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

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors III

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors III (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, changes in partners'equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors III as of December 31, 2004 and 2003 and the results of operations and cash flows for the year ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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

/s/ Russell Bedford Stefanou Mirchandani, LLP
    -----------------------------------------
Russell Bedford Stefanou Mirchandani, LLP
Certified Public Accounts
New York, New York
November 16, 2006

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------


                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (A limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                          Page
                                                            ----


   Consolidated Balance Sheets at December 31, 2004  and
2003                                                         10

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2004, 2003 and 2002                       11

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for  the Years Ended December 31, 2004,  2003
and 2002                                                     12

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2004, 2003 and 2002                       13

   Notes to consolidated financial statements              14-20


Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation   22

   Notes to Schedule XI                                     23





All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2004 and 2003

                                Assets
                                ------

                                          2004        2003
                                          ----        ----
                                                   (Restated)
Rental properties at cost:
 Land                                 $  123,794  $  123,794
 Buildings and improvements            4,016,630   4,008,630
 Furniture and fixtures                  169,275     158,958
                                      ---------- -----------
                                       4,309,699   4,291,382
  Less - accumulated depreciation     (2,657,408) (2,496,860)
                                      ---------- -----------
                                       1,652,291   1,794,522
Cash and cash equivalents                  9,978      22,933
Restricted cash                          132,315     140,141
Accounts receivable                        5,376      10,007
Other assets (net of accumulated
 amortization of $21,715 and
 $10,858)                                105,836     118,228
                                      ----------  ----------
          Total                       $1,905,796  $2,085,831
                                      ==========  ==========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Debt obligations                     $2,994,760  $3,030,680
  Trade                                1,033,932     908,952
  Related parties                        910,676     864,973
 Interest payable                         15,511      15,698
 Tenant security deposits                 33,565      39,797
 Advances                                205,084     200,584
 Other liabilities                         9,980      26,257
                                      ----------  ----------
          Total liabilities            5,203,508   5,086,941
Minority interest                      1,202,783   1,250,379
Partners' deficit                     (4,500,495) (4,251,489)
                                      ----------  ----------
          Total                       $1,905,796  $2,085,831
                                      ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002



                                      2004         2003         2002
                                      ----         ----         ----
                                                (Restated)
Revenues:
 Rental income                      $420,181  $  600,842     $  907,392
 Interest income                         798         849          2,629
 Gain on sale of investment                0           0        271,576
                                    --------  ----------     ----------
          Total revenues             420,979     601,691      1,181,597
                                    --------  ----------     ----------
Costs and expenses:
 Rental operations                   308,042     389,559        635,660
 Interest                            229,856     390,338      1,264,379
 Depreciation and amortization       171,405     175,209        299,952
 Bad debt                              8,277      20,636         66,876
                                    --------  ----------     ----------
 Total costs and expenses            717,580     975,742      2,266,867
                                    --------  ----------     ----------
Net loss before minority interest
and equity in affiliate             (296,601)   (374,051)    (1,085,270)
Minority interest                     47,595      24,931          2,124
Equity in income of affiliate              0           0         12,532
                                    --------  ----------     ----------
Net loss before extraordinary item  (249,006)   (349,120)    (1,070,614)
Extraordinary gain on
 extinguishment of debt                    0   6,582,981      1,423,902
                                    --------  ----------     ----------
Net (loss) income                  ($249,006) $6,233,861     $  353,288
                                    ========  ==========     ==========

Net  (loss)  income  per  limited
partnership unit:
 Net loss before minority interest ($  21.00)($    26.49)   ($    76.85)
 Minority interest                      3.37        1.77            .15
 Equity in income of affiliate             0           0            .89
                                    --------  ----------     ----------
 Net loss  before  extraordinary
  item                                (17.63)     (24.72)        (75.81)
 Extraordinary gain on
  extinguishment of debt                   0      466.13         100.82
                                    --------  ----------     ----------
Net (loss) income per limited
 partnership unit                  ($  17.63) $   441.41     $    25.01
                                    ========  ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)


     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------

      For the years ended December 31, 2004, 2003 and 2002


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     II (I)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2001        (221,426)  (10,617,212)  (10,838,638)
Net income                             3,533       349,755       353,288
                                    --------   -----------   -----------
Balance at December 31, 2002        (217,893)  (10,267,457)  (10,485,350)
Net income                            62,339     6,171,522     6,233,861
                                    --------   -----------   -----------
Balance at December 31, 2003       ($155,554)  ($4,095,935)  ($4,251,489)
Net loss                              (2,490)     (246,516)     (249,006)
                                    --------   -----------   -----------
Balance at December 31, 2004       ($158,044)  ($4,342,451)  ($4,500,495)
                                    ========   ===========   ===========

 (1)      General Partner.

 (2) 13,981.5 limited partnership units outstanding at December 31, 2004, 2003, and 2002.


The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

      For the years ended December 31, 2004, 2003 and 2002

                                         2004        2003         2002
                                         ----        ----         ----
                                                  (Restated)
Cash flows from operating activities:
 Net (loss) income                    ($249,006) $6,233,861   $  353,288
 Adjustments to reconcile net loss
  to net cash:
  Depreciation and amortization         171,405     175,209      299,952
  Gain on sale of investment                  0           0     (271,576)
  Equity in income of affiliate               0           0      (12,532)
  Extraordinary gain on extinguishment
   of debt                                    0     (92,365)  (1,423,902)
  Extraordinary gain on foreclosure
   of property                                0  (3,712,111)           0
  Extraordinary gain on foreclosure -
   impairment loss                            0  (2,778,505)           0
  Minority interest                     (47,595)    (24,931)      (2,124)
Changes in assets and liabilities:
 Decrease (increase) in restricted
  cash                                    7,826     (22,061)       7,624
 Decrease in accounts receivable          4,631      19,367       74,401
 Decrease (increase) in other assets      1,534     (28,519)     (29,067)
 Increase (decrease) in accounts
  payable - trade                       124,980     (12,953)    (234,651)
  Increase (decrease) in accounts
   payable - related parties             45,703      45,703      (54,297)
  Decrease in accounts payable -
   real estate                                0           0      (21,174)
  (Decrease) increase in interest
   payable                                 (187)    151,243     (126,734)
  (Decrease) increase in tenant
   security deposits                     (6,232)      1,209      (18,880)
  Increase in advances                    4,500     186,927       13,657
  Increase (decrease) in other
   liabilities                          (16,277)     (2,016)       2,669
                                       --------  ----------   ----------
  Net cash provided by (used in)
   operating activities                  41,282     140,058   (1,443,346)
                                       --------  ----------   ----------
Cash flows from investing
 activities:
 Cash proceeds - sale of investment           0           0      465,111
 Capital expenditures                   (18,317)    (34,195)     (45,663)
                                       --------  ----------   ----------
  Net cash (used in) provided by
   investing activities                 (18,317)    (34,195)     419,448
                                       --------  ----------   ----------
Cash flows from financing
 activities:
 Proceeds from debt obligations               0   3,061,632    3,135,464
 Payments of principal under debt
  obligations                           (35,920) (3,109,843)  (2,105,427)
 Distributions                                0     (58,926)      (6,500)
                                       --------  ----------   ----------
  Net cash used in financing
   activities                           (35,920)   (107,137)   1,023,537
                                       --------  ----------   ----------
Decrease in cash and cash
 equivalents                            (12,955)     (1,274)        (361)
Cash and cash equivalents at
 beginning of year                       22,933      24,207       24,568
                                       --------  ----------   ----------
Cash and cash equivalents at end of
 year                                  $  9,978  $   22,933   $   24,207
                                       ========  ==========   ==========


  Cash paid during the year for
   interest                            $184,340  $  175,784   $1,336,459


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

6.        Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (13,981.5 in 2004, 2003, and 2002).

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


NOTE C - GOING CONCERN
----------------------

In recent years the Partnership has realized significant losses, including the foreclosure of three properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Partnership has feasible loan modifications in place at Lincoln Court. However, the mortgage is a cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses.

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


NOTE F - DEBT OBLIGATIONS
-------------------------

Debt obligations are as follows:                        December 31,
                                                    2004           2003
                                                    ----           ----
Note   payable,  interest  only  at  10%,
payable quarterly;  principal due in 1994     $        0     $   10,000
(A)

Mortgage   loan,  interest   at   6.035%,
payable in monthly principal and interest
installments  of $18,355;  principal  due
February  2013;  collateralized  by   the
related rental property                        2,994,760      3,020,680
                                              ----------     ----------
                                              $2,994,760     $3,030,680
                                              ==========     ==========

(A) Although this obligation has matured, the lenders have not made any demand for payment.


Approximate maturities of the mortgage loan obligations at December 31, 2004, for each of the succeeding five years are as follows:


                 2005              $    38,385
                 2006                   40,807
                 2007                   43,383
                 2008                   46,121
                 2009                   49,520
                 Thereafter          2,776,544
                                    ----------
                                    $2,994,760
                                    ==========

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


NOTE H - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

On June 30, 1992 DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the amount of $432,103 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. Interest accrued was $45,703 during both 2003 and 2004. Payments on the note are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2004 was $844,525. Although this obligation has matured, the lender has made no demand for payment.

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

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:


                                        For the years ended December 31,
                                        2004          2003          2002
                                        ----          ----          ----
Net (loss) income- book            ($  249,006)   $6,233,861  $    353,288
Minority interest - affiliate                0             0         2,124
Minority interest - Magazine Place           0             0       (12,532)
Excess of tax over book - gain on
 sale of investment                          0             0       466,470
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt                      0    (3,473,922)     (737,736)
Excess of book over tax (tax over
 book) depreciation                      8,044       337,989      (183,976)
 Other                                       0        50,000             0
 Minority interest - tax                     0      (120,285)       10,658
                                    ----------    ----------   -----------
Net (loss) income - tax            ($  240,962)   $3,027,643  ($   101,704)
                                    ==========    ==========   ===========

Partners' equity - book            ($4,500,495)  ($4,251,489) ($10,485,350)
1987 distribution of interest on
 escrow deposits to
 limited partners                      (39,576)      (39,576)      (39,576)
Costs of issuance                    1,697,342     1,697,342     1,697,342
Cumulative tax under book loss           9,466         1,422     3,316,623
Magazine Place adjustment                    0             0      (108,983)
                                    ----------    ----------   -----------
Partners' equity - tax             ($2,833,263)  ($2,592,301) ($ 5,619,944)
                                    ==========    ==========   ===========

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


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2004
                    ---------------------------------------------------
Revenues:
 Rental income         $100,453      $100,727     $102,886    $116,115
 Interest income             76            94          225         403
                       --------      --------     --------    --------
Total revenues          100,529       100,821      103,111     116,518
                       --------      --------     --------    --------
Costs and expenses:
 Rental operations       79,816        85,166       74,536      68,524
 Interest                57,507        57,648       57,281      57,420
 Bad debt                 8,277             0            0           0
 Depreciation and
 amortization            55,686        38,573       38,573      38,573
                       --------      --------     --------    --------
Total costs and
 expenses               201,286       181,387      170,390     164,517
                       --------      --------     --------    --------
Loss before minority
 interest              (100,757)      (80,566)     (67,279)    (47,999)
Minority interest        12,148        16,352       11,790       7,305
                       --------      --------     --------    --------
Net loss              ($ 88,609)    ($ 64,214)   ($ 55,489)  ($ 40,694)
                       ========      ========     ========    ========


Net (loss) income per
 limited partnership
 unit:
 Loss before minority
  interest             ($ 7.13)     ($   5.71)   ($   4.76)  ($   3.40)
 Minority interest        0.86           1.16         0.83        0.52
                       --------      --------     --------    --------
Net loss               ($ 6.27)     ($   4.55)   ($   3.93)  ($   2.88)
                        ======       ========     ========    ========

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS III
                  ----------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (c)         Land     ments      ments     (a)   Acquired
---------------  ------------    ----    --------- --------  ------- --------
58 apartment
units in
Philadelphia,PA $2,994,760   $123,794  $3,524,715 $661,190 1986-1987  9/9/86


                             Gross Amount at which Carried at
                                    December 31, 2004
                             --------------------------------


                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description           Land       ments      (d) (e)     (e) (f)
-----------           ----     ---------    -------    --------
58 apartment
units in
Philadelphia,PA   $123,794   $4,185,905  $4,309,699  $2,657,408

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
                     (a limited partnership)

                      NOTES TO SCHEDULE XI
                      --------------------
                       December 31, 2004

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

(C)  See Note E to the financial statements for further information

(D) The aggregate cost of real estate owned at December 31, 2004, for federal income tax purposes is approximately $3,847,908. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(E)  Reconciliation of real estate:
                                         2004        2003         2002
                                         ----        ----         ----
Balance at beginning of year:       $4,291,382   $8,053,544   $9,577,777
Additions during the year:
 Improvements                           18,317       34,196       45,663
Subtractions during the year:
 Foreclosure of Green Street                 0            0   (1,569,896)
 Foreclosure of Loewy Building               0   (3,796,358)           0
                                    ----------   ----------   ----------
Balance at end of year              $4,309,699   $4,291,382   $8,053,544
                                    ==========   ==========   ==========

Reconciliation of accumulated depreciation:
                                         2004        2003         2002
                                         ----        ----         ----
Balance at beginning of year        $2,496,860   $6,160,425   $6,891,196
Depreciation expense for the year      160,548      258,186      211,765
Foreclosure of Green Street                  0            0     (942,536)
Foreclosure of Loewy Building                0   (3,921,751)           0
                                    ----------   ----------   ----------
Balance at end of year              $2,657,408   $2,496,860   $6,160,425
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

                Donna M. Zanghi was appointed on May 13, 1997 as  Vice
President  and  Secretary  of EPK, Inc.   Ms.  Zanghi  has  served  as
Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                Michele F. Rudoi was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi has served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2004, Registrant paid no cash compensation to DoHA-II, any partner therein or any person named in paragraph c. of
Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2004 or is proposed to be paid or distributed in the future, to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2004 to DoHA-II, any partner therein, or any person named in paragraph c. of Item 10.

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

              Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-II is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-II for fiscal years 2002 through 2004.

           a. Certain Business Relationships - Registrant has no directors.

           b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.



Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.

                                             2004        2003
                                             ----        ----


Audit Fees (1) .........................   $ 6,250     $ 6,250
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    11,000      11,000
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $17,250     $17,250
                                           =======     =======



       1. Audit Fees - Audit fees for the years ended December 31, 2004 and 2003, respectively, were accrued for professional services to be performed by Russell Bedford Mirchandani Stefanou, LLP for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions, and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2004 and 2003, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above; however, no such assurance or services were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

       4. All Other Fees - All other fees as of the years ended December 31, 2004 and 2003, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees; however, no such products and services were provided in the relevant periods.

                                PART IV
                                -------

Item 15.  Exhibits, Financial Statement Schedules and Reports
          ---------------------------------------------------

          1. Financial Statements:

             a.   Consolidated Balance Sheets at December 31, 2004 and 2003

             b.    Consolidated Statements of Operations for
                 the Years Ended December 31, 2004, 2003 and 2002.

             c.    Consolidated  Statements  of  Changes  in
                 Partners' Equity for the Years Ended December 31, 2004, 2003 and 2002.

             d.    Consolidated Statements of Cash Flows for
                 the Years Ended December 31, 2004, 2003 and 2002.

             d.   Notes to consolidated financial statements


          2.   Financial statement schedules

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