Form 10-Q/A
period 2003-03-31
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-09-20
CIK 792979

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X     No
             -----     -----

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  X
                                                           --    ---

                        EXPLANATORY NOTE

Diversified Historic Investors III (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2003 containing condensed consolidated financial statements, which was initially filed with the Securities and Exchange Commission ("SEC") on September 1st, 2005.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 1 of the Original Filing. The accompanying unaudited interim financial statements included in this amended filing have been reviewed by the Company's registered public accounting firm in accordance with SEC Rule 10-1(d) of Regulation S-X. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------

                             Assets
                             ------

                                 March 31, 2003   December 31, 2002
                                 --------------   -----------------
                                  (Unaudited)
                                   RESTATED
Rental properties, at cost:
 Land                             $   274,690        $   274,690
 Buildings and improvements         7,654,091          7,654,091
 Furniture and fixtures               124,762            124,762
                                  -----------        -----------
                                    8,053,543          8,053,543
Less - accumulated depreciation    (6,198,998)        (6,160,425)
                                  -----------        -----------
                                    1,854,545          1,893,118
Cash and cash equivalents              19,038             24,207
Restricted cash                       135,961            118,080
Accounts and notes receivable          31,667             29,374
Other assets (net of amortization)    295,609            244,780
                                  -----------        -----------
     Total                        $ 2,336,820        $ 2,309,559
                                  ===========        ===========


                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                 $ 7,331,289        $ 7,365,328
 Accounts payable:
  Trade                               968,072            974,166
  Related parties                     830,695            819,270
 Interest payable                   2,308,334          2,211,324
 Tenant security deposits              52,270             43,588
 Advances                             200,584             13,657
 Other liabilities                     44,603             33,342
                                  -----------        -----------
     Total liabilities             11,735,847         11,460,675
Minority interests                  1,272,454          1,334,234
Partners' deficit                 (10,671,481)       (10,485,350)
                                  -----------        -----------
     Total                        $ 2,336,820        $ 2,309,559
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         -----------------------------------------------
                           (Unaudited)



                                     Three months ended
                                          March 31,
                                     2003           2002
                                     ----           ----
                                   RESTATED
Revenues:
 Rental income                    $205,543       $233,957
 Interest income                       280            290
                                  --------       --------
      Total revenues               205,823        234,247
                                  --------       --------
Costs and expenses:
 Rental operations                 208,249        175,881
 Bad debt expense                        0         65,038
 Interest                          150,806        265,200
 Depreciation and amortization      45,752         64,275
                                  --------       --------
      Total costs and expenses     404,807        570,394
                                  --------       --------
Net loss before minority
 interest and equity in
 affiliate                       (198,984)       (336,147)
Minority interest                  12,855               0
Equity in income of affiliate           0          11,491
                                 --------        --------
Net loss                        ($186,129)      ($324,656)
                                 ========        ========


Net loss per limited
partnership unit:
 Loss before minority
 interest equity in affiliate    ($  14.09)     ($  23.80)
Minority interest                      .91              0
Equity in loss of affiliate              0            .81
                                  --------       --------
Net loss                         ($  13.18)     ($  22.99)
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         -----------------------------------------------
                           (Unaudited)


                                            Three months ended
                                                March 31,
                                            2003         2002
                                            ----         ----
                                          RESTATED
Cash flows from operating activities:
 Net loss                                ($186,129)   ($324,656)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization             45,752       64,275
  Equity in income of affiliate                  0      (11,491)
  Minority interest                        (12,855)           0
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash   (17,881)      25,561
  (Increase) decrease in accounts
   receivable                               (2,293)      66,271

  (Increase) decrease in other assets      (58,009)      18,972
  (Decrease)  in accounts payable - trade   (6,094)     (11,911)
  Increase in accounts payable -
   related parties                          11,425       11,426
  Increase in interest payable              97,010      148,520
  Decrease in real estate tax payable            0      (21,008)
  Increase in advances                     186,927            0
  Increase in accrued liabilities           11,261       10,290
  Increase (decrease) in tenant
   security deposits                         8,682       (1,131)
                                        ----------     --------
Net cash provided by (used in)
 operating activities                       77,796      (24,882)
                                        ----------     --------
Cash flows from financing activities:
 Borrowings under debt obligations       3,050,000       48,964
 Principal payments under debt
  obligations                           (3,084,039)      (4,738)
Distributions                              (48,926)           0
                                        ----------     --------
Net cash (used in) provided by
 financing activities                      (82,965)      44,226
                                        ----------     --------
(Decrease) increase in cash and cash
 equivalents                                (5,169)      19,344
Cash and cash equivalents at beginning
of period                                   24,207       24,568
                                        ----------     --------
Cash and cash equivalents at end of
 period                                 $   19,038     $ 43,912
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K/A of the Registrant, and notes thereto, for the year ended December 31, 2003.

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

             As of March 31, 2003, Registrant had restricted cash
of $135,961 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2003, Registrant incurred a net loss of $186,129 ($13.18 per limited partnership unit) compare to a loss of $324,656 ($22.99 per limited partnership unit) for the same period in 2002.

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

              Rental operations expense increased $32,368 from $175,881 during the first quarter of 2002 to $208,249 during the same period in 2003. The increase in rental operations expense is due to an increase in maintenance expense and utilities expense at Lincoln Court and an increase in utilities expense at the Loewy Building, partially offset by a decrease in maintenance expense at the Loewy Building. The increase maintenance expense at Lincoln Court is due to an increase in snow removal and non-contracted elevator service repair. Utilities expense increased at Lincoln Court due to an increase in gas charges. The increase in utilities expense at the Loewy Building is due to an increase in electricity charges. The decrease in maintenance expense at the Loewy Building is due to a decrease in maintenance service.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2003.

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

                      DIVERSIFIED HISTORIC INVESTORS III

                      By: Dover Historic Advisors II, its
                           general  partner

                           By: EPK, Inc., managing partner


Date:   September 20, 2007     /s/ Spencer Wertheimer
        ------------------     -----------------------
                           By: SPENCER WERTHEIMER
                               President (principal
                               executive officer, principal
                               financial officer)