Form 10-Q/A
period 2003-06-30
DIVERSIFIED HISTORIC INVESTORS III
filed 2007-09-20
CIK 792979

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

                        EXPLANATORY NOTE


Diversified Historic Investors III (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended June 30, 2003 containing condensed consolidated financial statements, which was initially filed with the Securities and Exchange Commission ("SEC") on September 1st, 2005.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------

                             Assets

                              June 30, 2003    December 31, 2002
                              -------------    -----------------
                               (Unaudited)
                                Restated
Rental properties, at cost:
 Land                           $  123,794       $   274,690
 Buildings and improvements      4,008,630         7,654,091
 Furniture and fixtures            124,762           124,762
                                ----------       -----------
                                 4,257,186         8,053,543
Less - accumulated depreciation (2,414,116)       (6,160,425)
                                ----------       -----------
                                 1,843,070         1,893,118
Cash and cash equivalents           12,358            24,207
Restricted cash                    148,372           118,080
Accounts and notes receivable       30,301            29,374
Other assets (net of
 amortization)                     103,143           244,780
                                ----------       -----------
     Total                      $2,137,244       $ 2,309,559
                                ==========       ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $3,047,832        $7,365,328
 Accounts payable:
  Trade                            898,975           974,166
  Related parties                  842,121           819,270
 Interest payable                        0         2,211,324
 Advances                          200,584            13,657
 Other liabilities                   9,882            33,343
 Tenant security deposits           49,862            43,587
                                ----------       -----------
     Total liabilities           5,049,256        11,460,675
Minority interest                1,265,426         1,334,234
Partners' deficit               (4,177,438)      (10,485,350)
                                ----------       -----------
     Total                      $2,137,244       $ 2,309,559
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         -----------------------------------------------
                           (Unaudited)

                           Three months             Six months
                          ended June 30,          ended June 30,
                         2003        2002        2003        2002
                         ----        ----        ----        ----
                       Restated                Restated
Revenues:
 Rental income     $   152,609    $239,383  $  358,152   $  473,340
 Interest income           166         352         446          642
 Gain on sale of
  investment                 0     271,576           0      271,576
                    ----------    --------  ----------   ----------
 Total revenues        152,775     511,311     358,598      745,558
                    ----------    --------  ----------   ----------
Costs and expenses:
 Rental operations      89,214     131,861     297,463      307,742
 Interest              108,005     269,093     258,811      534,293
 Bad debt                5,236           0       5,236       65,038
 Depreciation and
  amortization          41,284      64,282      87,036      128,557
                    ----------    --------  ----------   ----------
  Total costs and
   expenses            243,739     465,236     648,546    1,035,630
                    ----------    --------  ----------   ----------
(Loss) income
 before minority
 interest and
 equity in
 affiliate             (90,964)     46,075    (289,948)    (290,072)
Minority interest        1,024           0      13,879            0
Equity in income of
 affiliate                   0       1,041           0       12,532
                    ----------    --------  ----------   ----------
Net (loss) income
 before extraordinary
 item                 (89,940)      47,116    (274,069)    (277,540)
Extraordinary gain
 on extinguishment
 of debt             6,582,981           0   6,582,981            0
                    ----------    --------  ----------   ----------
Net income (loss)   $6,493,041    $ 47,116  $6,307,912  ($  277,540)
                    ==========    ========  ==========   ==========
Net income (loss)
 per limited
 partnership
 unit:
 Income (loss)
  before minority
  interest and
  equity in
  affiliate        ($     6.44)  $    3.26 ($    20.53) ($    20.54)
 Minority interest         .07           0        0.98            0
 Equity in income of
  affiliate                  0         .08           0          .89
 Extraordinary gain     466.13           0      466.13            0
                    ----------    --------  ----------   ----------
Net Income (loss)   $   459.76    $   3.34  $   446.58  ($    19.65)
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

                      DIVERSIFIED HISTORIC INVESTORS III
                      ----------------------------------
                     (a Pennsylvania limited partnership)


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (Unaudited)

                                                Six months ended
                                                    June 30,
                                               2003          2002
                                               ----          ----
Cash flows from operating activities:
 Net income (loss)                       $6,307,912       ($277,540)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization             87,036          128,557
  Gain on sale of affiliate                      0         (271,576)
  Extraordinary gain on
   extinguishment of debt               (6,582,981)               0
  Equity in income of affiliate                  0          (12,532)
  Minority interest                        (13,879)               0
 Changes in assets and liabilities:
  Increase in restricted cash              (30,292)         (14,218)
  Increase in accounts receivable             (927)         (47,018)
  (Increase) decrease in other assets            0           20,235
  (Decrease) increase in accounts
   payable - trade                         (21,870)           7,256
  Increase in accounts payable -
   related parties                          22,851           22,851
  Decrease in accounts payable - real
   estate taxes                                  0          (21,175)
  Increase in tenant security
   deposits                                  6,274            3,679
  (Decrease) increase in interest
   payable                                 135,545          315,263
  Decrease in accrued liabilities          (23,460)          (7,966)
  Increase in advances                     186,927                0
                                        ----------         --------

 Net cash provided by (used in)
operating activities                        73,136         (154,184)
                                        ----------         --------
Cash flows from investing activities:
 Cash proceeds - sale of investment              0          465,111
                                        ----------         --------
Net cash provided by investing
 activities                                      0          465,111
                                        ----------         --------
Cash flows from financing activities:
 Proceeds from debt obligation           3,061,632           48,964
 Payment of principal under debt
  obligations                           (3,092,691)          (8,996)
 Distributions                             (53,926)               0
                                        ----------         --------
Net cash (used in) provided by
 financing activities                      (84,985)          39,968
                                        ----------         --------

(Decrease) increase in cash and cash       (11,849)         350,895
 equivalents
Cash and cash equivalents at
 beginning of period                        24,207           24,568
                                        ----------         --------
Cash and cash equivalents at end of
 period                                 $   12,358         $375,463
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

               DIVERSIFIED HISTORIC INVESTORS III
               ----------------------------------
              (a Pennsylvania limited partnership)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited condensed consolidated financial statements of Diversified Historic Investors III (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - EXTRAORDINARY GAIN
---------------------------

On April 29, 2003 the Loewy Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,582,981 which is the excess of the debt on the property over the net book value of the assets.

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


NOTE 5 - RESTATEMENT OF FINANCIAL STATEMENTS
--------------------------------------------

The Company has restated its financials statements for the three months and the six months ended June 30, 2003 to correct the following errors in the financial statements previously filed:

The Company has recomputed its amortization expense which is shown net of the other assets, with a corresponding correction of the amortization expense for the three months and the six months ended June 30, 2003.

The restatement did affect the individual components of the Company's assets and liabilities and equity as reported on its Balance Sheet as of June 30, 2003, as well as individual components of the Company's revenues and cost of sales as reported on its Statement of Income for the three months then ended.

Following are reconciliations of the Company's restatement of the
Balance Sheet as of June 30, 2003:
                                         June 30, 2003
                                         -------------
Assets                        (As Restated)    (As Reported)
 Other Assets (net of
  Amortization)                $103,143        $108,574

Liabilities and Partners'
 Equity Minority Interest     $1,265,426      $1,266,431



Following are reconciliations of the Company's restatement of the condensed Statement of Operations as of June 30, 2003:


                                         June 30, 2003
                                         -------------
                                (As Restated)    (As Reported)

Depreciation and amortization   $   87,036        $  164,585
Total operating expenses           648,546           726,095
Net Loss before minority          (289,948)         (367,497)
Net Income (loss)               $6,307,912        $6,312,340




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

             On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,582,981 which is the excess of the debt on the property over the net book value of the assets.

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

          (3)  Results of Operations

              During the second quarter of 2003, Registrant recognized net income of $6,493,041 ($459.76 per limited partnership unit) compared to a net income of $47,116 ($3.34 per limited partnership unit) for the same period in 2002. For the first six months of 2003, the Registrant recognized a net income of $6,307,912 ($446.58 per limited partnership unit) compared to a net loss of $277,540 ($19.65 per limited partnership unit) for the same period in 2002. Included in net income for the second quarter and the first six months of 2003 is an extraordinary gain in the amount of $6,582,981.

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

              Income recognized during the second quarter of 2003 at the Registrant's properties was approximately $6,493,041 compared to income of approximately $47,000 for the same period in 2002. For the first six months of 2003, the Registrant's properties generated income of approximately $6,308,000 compared to a loss of approximately $277,000 for the same period in 2002.

             In the second quarter of 2003, Registrant incurred a loss of $6,000 at Lincoln Court including $41,000 of depreciation and amortization expense, compared to a loss of $74,000 including $41,000 of depreciation and amortization expense in the second quarter of 2002 and for the first six months of 2003, Registrant incurred a loss of $60,000 including $82,000 of depreciation and amortization expense, compared to a loss of $159,000 including $82,000 of depreciation and amortization expense for the same period in 2002. The decrease in net loss from the second quarter, and the first six months of 2002, compared to the same periods in 2003, is due to a decrease in interest expense, partially offset by an increase in maintenance expense. The decrease in interest expense is due to the conversion of debt to equity and the refinance of the first mortgage. The increase in maintenance expense is due to the increase in non contracted cleaning service, elevator service and HVAC service.

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


             In the second quarter of 2003, Registrant recognized income of $6,441,000 at the Loewy Building, including $0 of depreciation and amortization expense, compared to a loss of $112,000 including $5,000 of depreciation and amortization expense in the second quarter of 2002 and for the first six months of 2003, Registrant recognized an income of $6,320,000 including $4,000 of amortization expense, compared to a loss of $300,000, including $10,000 of depreciation and amortization expense for the same period of 2002. Included in net income for the second quarter and the first six months of 2003 is an extraordinary gain in the amount of $6,582,985. On April 29, 2003, the Loewy Building was foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $6,582,985 which is the excess of the debt on the property over the net book value of the assets.


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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2003.

                           SIGNATURES
                           ----------

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.

Date:   September 20, 2007   DIVERSIFIED HISTORIC INVESTORS III
        ------------------
                             By: Dover Historic Advisors II,
                                  General Partner

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